Form 10QSB
period 1996-03-31
GOLF TRAINING SYSTEMS INC
filed 1996-05-06
CIK 879712

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB

                                   (Mark One)


              [X] Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                       For the Period Ended March 31, 1996
                                       or

             [ ] Transition Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                               ------------------

                         Commission file number 0-25332

                           GOLF TRAINING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                            58-1963120
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)

       3400 Corporate Way, Suite G
         Duluth, Georgia                                          30136
  (Address of principal executive offices)                      (Zip Code)

                                 (770) 623-6400
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court. Yes No

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.01 Par Value - 2,288,021 shares as of May 1, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           GOLF TRAINING SYSTEMS, INC.
                            Condensed Balance Sheets

                                                       March 31,      June 30,
                                                         1996           1995
                                                     -----------    -----------
                                                     (Unaudited)       (Note)
                            ASSETS

Current Assets:
   Cash and cash equivalents .....................   $   524,378    $ 1,658,178
   Receivables, net ..............................       113,540         39,391
   Inventories ...................................       237,356        225,847
   Prepayments ...................................        82,084         81,785
                                                     -----------    -----------

   Total Current Assets ..........................       957,358      2,005,201

Equipment and Improvements,.......................       217,513        165,166

Other Assets:
   Intangible assets, net  .......................     1,805,642      1,960,362
   Other .........................................         7,123          6,723
                                                     -----------    -----------

                                                     $ 2,987,636    $ 4,137,452
                                                     ===========    ===========

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts payable ..............................   $   118,302    $    92,998
   Accrued expenses ..............................       108,131         78,058
                                                     -----------    -----------

   Total Current Liabilities .....................       226,433        171,086

Stockholders' Equity:
   Preferred stock, $.01 par value;
     3,000,000 shares authorized, none issued ....            --             --
   Common stock, $.01 par value;
     40,00,000 shares authorized; 2,288,021
     and 2,188,021 shares issued and
     outstanding, respectively ...................        22,880         21,880
   Additional paid-in capital ....................     9,025,196      8,470,196
   Accumulated deficit ...........................    (6,286,873)    (4,525,680)
                                                     -----------    -----------
   Total Stockholders' Equity ....................     2,761,203      3,966,396
                                                     -----------    -----------

                                                     $ 2,987,636    $ 4,137,452
                                                     ===========    ===========

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                   The accompanying notes are an integral part
                     of the condensed financial statements.

                           GOLF TRAINING SYSTEMS, INC.
                       Condensed Statements of Operations
                                   (Unaudited)



                                  Three Months Ended       Nine Months Ended
                                        March 31,               March 31,
                                 --------------------   -----------------------
                                    1996       1995        1996          1995
                                 ---------  ---------   ----------    ---------


Net sales .....................  $ 460,990  $ 165,930   $1,051,100    $ 444,834
Cost of sales .................    338,154    115,404      771,706      314,351
                                 ---------  ---------   ----------    ---------

Gross margin ..................    122,836     50,526      279,393      130,483

Operating expenses:
   Selling and marketing ......    309,162    102,549      899,483      426,538
   General and administrative .    270,629    215,376      888,898      629,615
   Non-cash non-recurring items   (306,000)        --      306,000      589,099
                                 ---------  ---------   ----------   ----------

                                   273,791    317,925    2,094,381    1,645,252
                                 ---------  ---------   ----------   ----------

   Operating loss .............   (150,955)  (267,399)  (1,814,988)  (1,514,769)

Other income (expense) ........     12,076   (431,145)      53,795     (722,659)
                                 ---------  ---------  -----------  -----------

Net loss ......................  $(138,879) $(698,544) $(1,761,193) $(2,237,428)
                                 =========  =========  ===========  ===========

Net loss per share ............  $    (.06) $    (.45) $      (.77) $     (1.43)
                                 =========  =========  ===========  ===========


Weighted average common shares   2,326,730  1,564,345    2,274,175    1,563,738
                                 =========  =========  ===========    =========


                  The accompanying notes are an integral part
                     of the condensed financial statements.

                           GOLF TRAINING SYSTEMS, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                    Nine Months Ended March 31,
                                                    --------------------------
                                                        1996           1995
                                                    -----------    -----------

Cash flows used in operating activities .........   $(1,285,187)   $  (463,711)

Cash flows used in investing activities .........       (98,613)      (130,246)

Cash flows from financing activities
   Issuance of notes payable, net of issuance costs          --        435,803
   Proceeds from sale of stock, net of
     issuance costs .............................       250,000      3,691,069
   Repayment of notes payable ...................            --     (1,412,500)
                                                    -----------    -----------
   Cash flows provided by financing activities ..       250,000      2,714,372
                                                    -----------    -----------

   Net increase (decrease) in cash
      and cash equivalents ......................    (1,133,800)     2,120,415

Cash and cash equivalents at
 beginning of period ............................     1,658,178        280,737
                                                    -----------    -----------

Cash and cash equivalents at
 end of period ..................................   $   524,378    $ 2,401,152
                                                    ===========    ===========


                  The accompanying notes are an integral part
                     of the condensed financial statements.

                           GOLF TRAINING SYSTEMS, INC.
                     Notes to Condensed Financial Statements
                                 March 31, 1996
                                   (Unaudited)

1. BASIS OF PRESENTATION The accompanying unaudited condensed financial statements of Golf Training Systems, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1995.

2.   INVENTORIES  The components of inventory consist of the following:

                                                          March 31,     June 30,
                                                            1996         1995
                                                          --------     --------

     Raw materials ..................................     $148,993     $187,272
     Finished goods .................................       88,363       38,575
                                                          --------     --------

                                                          $237,356     $225,847
                                                          ========     ========

3. PREFERRED STOCK On April 11, 1996, the Company completed a Regulation S private placement of $4,150,000 of Series A convertible preferred stock. The Company has designated 600 of the 3,000,000 previously authorized preferred stock shares as Series A preferred stock, par value $.01 with the following rights and preferences. One-third of the Series A preferred stock is convertible beginning 45 days subsequent to April 11, 1996, two-thirds of the Series A preferred stock is convertible after 75 days, and all remaining Series A preferred stock is convertible after 105 days into shares of common stock of the Company based upon a conversion formula which among other things includes an 8% return for all outstanding days as preferred stock and at a conversion price of the lesser of $4.1625 per common share or 85% of the average closing price for the five days prior to the date of conversion. Each share of Series A preferred stock outstanding on March 22, 1999 automatically converts into common stock of the Company at the above conversion formula. The Company has the right to redeem for cash any Series A preferred stock presented for conversion at the above conversion formula amounts or at a stated value including a premium amount for the three years subsequent to April 11, 1996. The Series A preferred stock is also subject to certain liquidation and dilution preferences and has no voting rights.

4. OTHER STOCKHOLDER EQUITY On March 31, 1996 the Company terminated a contract for certain consulting services. As a result, rights to warrants were also canceled resulting in a reversal of a non-cash charge of $306,000 previously recorded by the Company for these warrants issued at less than the then market value of the underlying common stock.

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Results of Operations

Net sales (gross sales less returns and allowances) for the three and nine month periods ended March 31, 1996 increased to $460,990 and $1,051,100, respectively, from $165,930 and $444,834, for the three and nine month periods ended March 31, 1995, an increase of approximately 178% and 136%, respectively. The increase in sales is attributable to the resumption of advertising during August 1995 through March 1996 which management believes continues to result in increased sales of The Coach(TM) as sales have increased each quarter during the nine months ended March 31, 1996. During the nine month period ended March 31, 1995, the Company allocated its limited financial resources to the redesign and development of new models of The Coach(TM) rather than to marketing resulting in lower sales during that period, but having an improved product ready for distribution during fiscal 1996. In addition to the revenue growth in sales of The Coach(TM), sales also continue to be positively impacted by the introduction of other products in The Leadbetter Collection, including an interactive software teaching and analysis product, the Computer Coach(TM). This product, which was introduced during the third quarter of fiscal 1995 accounted for approximately 26% and 23% of net sales during the three and nine month periods ended March 31, 1996 compared to no sales in the three and nine month periods ended March 31, 1995, reflecting an increased acceptance of computer aided teaching tools in the marketplace. Sales of other golf aids also continue to positively impact the growth in total revenues accounting for 25% and 23% of net sales for the three and nine month periods ended March 31, 1996. Such sales were not significant in the comparable periods of the prior year. The mix and growth in sales continues to reflect the Company's strategy of increasing the variety of products in the The Leadbetter Collection and the expansion into other product lines.

The Company's concentration on increasing sales in the domestic market while also increasing overall sales during the nine month period ended March 31, 1996 continues to temporarily decrease international sales, consisting primarily of The Coach(TM). International sales remained constant at approximately 15% of the total net sales for the nine month period ended March 31, 1996 as compared with the nine month period ended March 31, 1995. The Company believes that its current strategy of a lower current price point as compared to previous periods for The Coach Model 300SX(TM), increased and continued activity in interviewing and developing potential qualified distributors in key foreign markets and the additional marketing efforts will result in long term dollar increases in international sales, however the continued increases in domestic sales may continue to reduce the overall percentage of international sales.

The Company's strategy and operating plans continue to be executed as originally announced. The final introduction of products in The Leadbetter Collection, as introduced at the annual PGA Show in January 1996, complete the initial product line in the area of swing improvement for golfers. The Company recently announced the addition of an independent sales force which the Company anticipates will add sales growth in the retail golf products market. Prior to February 1996, sales were generally as a result of direct response marketing activities for the United States market and overseas distributors. During February 1996, the Company also announced an alliance with a leading sports psychologist. The Company will be developing an entire line of products on an exclusive basis, targeted to .performance enhancement for business people, initially, and expanded to golf and all other sports, ultimately.

The Company also recently announced its investment in a majority owned business venture that owns certain technology rights for 3D movement analysis and computer animation in the sports training industry. The Company believes that such technology provides the most accurate full body golf swing evaluation and makes the results easier to understand through real-time 3D virtual reality computer animation of body and club motions and instant feedback of all biomechanical performance data.

Cost of sales as a percentage of net sales was approximately 73% in the three and nine month periods ended March 31, 1996, as compared to approximately 70% and 71% in the three and nine month periods ended March 31, 1995. These changes reflect the impact of the increased sales of the Computer Coach(TM), which has a lower gross margin somewhat offset by other new higher margin products.

Selling and marketing expenses increased approximately 201% and 111% in the three and nine month periods ended March 31, 1996, respectively, as compared to the three and nine month periods ended March 31, 1995. The increased selling and marketing expenses reflect the resumption of certain advertising and payments and costs associated with the Company's royalty, commission and endorsement agreements as well as costs associated with increased sales.

General and administrative, depreciation and amortization and research and development expenses increased approximately 26% and 41% for the three and nine month periods ended March 31, 1996 over comparable amounts for the three and nine month periods ended March 31, 1995. The increase reflects the Company's increase in operations, including salaries and related personnel costs following the completion of its initial public offering in March 1995, as well as, an increase in associated costs such as legal and consulting, and increased amortization of intangibles following the Company's reorganization, as discussed below. Additionally, included in the costs incurred during the nine month period ended March 31, 1996 was a one-time non-cash consulting fee of $612,000 incurred as a result of the issuance of certain warrants to a consultant to the Company. Warrants for the purchase of 200,000 shares of common stock were issued to the consultant at less than the then current market price of the Company's common stock in addition to cash payments for consulting services currently rendered. This contract was terminated March 31, 1996 and all amounts related to the unissued shares at that time were reversed resulting in a one-time non-cash gain of $306,000 recorded in the three month period ended March 31, 1996.

The Company's operating expenses for the nine month period ended March 31, 1995 includes a non-cash non-recurring charge consisting of a reorganization premium of $589,099 reflecting the difference in fair value of the shares exchanged in the recapitalization of the Company by the certain former holders of Class B common stock, relating to the benefit to such holders resulting from the elimination of the Class A common stock liquidation preference in connection with a recapitalization.

The Company's other income (expense) of $(172,824) and $(291,513) for the three and six month periods ended December 31, 1994 included approximately $175,000 and $295,000, respectively, of interest and amortization relating to the debentures outstanding prior to the repayment of the debentures upon the completion of the initial public offering.

The Company had a net loss of $138,879 ($.06 per share) and $1,761,193 ($.77 per share) for the three and nine month periods ended March 31, 1996 compared to a net loss of $698,544 ($.45 per share) and $2,237,428 ($1.43 per share) for the three and nine month periods ended March 31, 1995. The net loss and net loss per share amounts primarily reflect the increase in sales, the non-recurring noncash reorganization premium and consulting fees, the interest associated with the debentures, and the increased selling and marketing and general and administrative expenses discussed above as the Company increased its level of operations and increased selling and marketing efforts on new products introduced since March 31, 1995.


Liquidity and Sources of Capital

At March 31, 1996, the Company had working capital of $730,925, including $524,378 of cash and cash equivalents. The Company believes that the remaining net proceeds of the initial public offering and the recently announced private placement together with funds expected to be generated from operations in response to the Company's current efforts to expand its product line and sales will be sufficient to meet its normal operating requirements over the near term. However, the Company's strategy of growth into the retail market and international sales and the continued introduction of new products will require additional funds to implement. The Company has no commitments and no assurance additional funds will be available or if so, will be sufficient to continue to implement such strategy.

The Company had a negative cash flow from operations of $1,285,187 for the nine month period ended March 31, 1996 and a negative cash flow from operations of $463,711 for the nine month period ended March 31, 1995. The negative cash flow from operations reflects the increased expenses discussed above.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of their property is subject.

Item 2.  Changes in Securities.

         (a)      Not applicable.

         (b)      Not applicable.

Item 3.  Defaults Upon Senior Securities.

         (a)      Not applicable.

         (b)      Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Item 5.  Other Information.

         Not applicable.

Item 6.  Other Information.

         (a)      Exhibits.

                  Exhibit 11  Statement Re: Computation of Earnings Per Share.

         (b) Reports on Forms 8-K. The Company filed reports on Form 8-K dated January 11, 1996 regarding the resignation of Direc-tor John C. Thomas Jr. as a result of other business commit-ments and dated April 11, 1996 regarding the completion of a Regulation S private placement of $4,150,000 of Series A Convertible Preferred Stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                GOLF TRAINING SYSTEMS, INC.
                                                        (Registrant)



Date     May 6, 1996                            /s/ Wayne C. McDonald
    ----------------------                -------------------------------
                                                  Wayne C. McDonald
                                          Chairman and Chief Executive Officer

                           GOLF TRAINING SYSTEMS, INC.


EXHIBIT 11 - Statement Re: Computation of Earnings Per Share



                              Three Months ended          Nine Months ended
                                   March 31,                   March 31,
                            -----------------------     -----------------------
                               1996          1995          1996          1995
                            ---------     ---------     ---------     ---------

Primary and fully diluted:
   Weighted average shares  2,288,021     1,367,946     2,235,466     1,328,699
   Effect of common stock
     acquisition rights and
      warrants granted subsequent
      to October 19, 1993computed
     in accordance with the
      treasury stock method as
      required by the SEC      38,709       196,399        38,709       235,039
                            ---------     ---------     ---------     ---------

   Total weighted average
     common shares ........ 2,326,730     1,564,345     2,274,175     1,563,738
                            =========     =========     =========     =========

Net loss .................. $(138,879)    $(698,544)  $(1,761,193)  $(2,237,428)
                            =========     =========   ===========   ===========

Net loss per share ........   $  (.06)      $  (.45)      $  (.77)     $  (1.43)
                              =======       =======       =======      ========



(1) Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common and Preferred Stock issued and stock options and warrants granted at prices below the assumed initial public offering price of $6.00 per share during the twelve-month period immediately preceding the initial filing date of the Company's Registration Statement for its initial public offering have been included as outstanding for all periods presented using the treasury stock method.