Form 10QSB/A
period 1996-03-31
GOLF TRAINING SYSTEMS INC
filed 1996-07-09
CIK 879712

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                  FORM 10-QSB/A

                                   (Mark One)


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1996
                                       or

[ ]  Transition Report Under Section 13 or 15(d ) of the Securities Exchange
     Act of 1934 For the Transition Period Ended From           to
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

                                 Not applicable
  (Former name, address and former fiscal year, if changed since last report)

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
                                                  GOLF TRAINING SYSTEMS, INC.
                                                         (Registrant)



Date   July 8, 1996                                /s/ Wayne C. McDonald
    --------------------                     -------------------------------
                                                      Wayne C. McDonald
                                           Chairman and Chief Executive Officer