Form 10KSB
period 1996-06-30
GOLF TRAINING SYSTEMS INC
filed 1996-09-27
CIK 879712

  ------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                  FORM 10-KSB

Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended June 30, 1996

Commission file number 0-25332

                          GOLF TRAINING SYSTEMS, INC.
                (Name of small business issuer in its charter)

         Delaware                                     58-1963120
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

3400 Corporate Way, Suite G
Duluth, Georgia                                          30136
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code: (770) 623-6400

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common stock, $.01 par value
                                                             Redeemable warrants

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive Proxy or Information Statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   [  ]

Issuer's revenues for its most recent fiscal year were $1,428,173.

The aggregate market value of the voting stock held by non-affiliates of Issuer at September 17, 1996 was $6,804,999 based on a market price of $2.53 per share.

The number of shares outstanding of Issuer's class of common stock at September 17, 1996 was 2,982,987 shares of common stock.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of Issuer's fiscal year-end are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                          GOLF TRAINING SYSTEMS, INC.

                               TABLE OF CONTENTS
                               -----------------

                                                                         Page
PART I
     ITEM 1.   DESCRIPTION OF BUSINESS..................................... 1
     ITEM 2.   DESCRIPTION OF PROPERTY.................................... 11
     ITEM 3.   LEGAL PROCEEDINGS.......................................... 11
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS.................................... 11

PART II
     ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS.................................... 12
     ITEM 7.   FINANCIAL STATEMENTS....................................... 19
     ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
                   ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE................................... 19

PART III
     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS,
                   PROMOTERS AND CONTROL
                   PERSONS; COMPLIANCE WITH SECTION
                   16(a) OF THE EXCHANGE ACT.............................. 21
     ITEM 10.  EXECUTIVE COMPENSATION..................................... 21
     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT........................... 21
     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS........................................... 21
     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K........................... 22

     SIGNATURES........................................................... 26

                                 PART I
                                 ------


 ITEM  1.  DESCRIPTION OF BUSINESS.
           -----------------------

(a)  BUSINESS DEVELOPMENT

          Golf Training Systems, Inc. (the "Company") specializes in the marketing of golf improvement and learning products professionally designed to promote proper training, fitness and swing mechanics for both the beginning and advanced golfer. The Company currently markets The Leadbetter Collection, a group of training devices, books, videotapes and other products, endorsed by renowned golf instructor, David Leadbetter, and the Rotella Performance Enhancement series of books, audiotapes and group workshops and seminars, endorsed by noted sports/golf psychologist, Dr. Bob Rotella.

          The Company's strategy is to become the leading source for professionally designed and coordinated golf learning and improvement products. A principal component of this strategy is to expand its various product lines through the development, acquisition and introduction of new products and services aimed at beginning golfers who want to learn how to play golf as well as advanced golfers who wish to improve their game.

          The Company is a Delaware corporation which is a successor by merger in September 1994 to Golf Training Systems, Inc., a Georgia corporation incorporated in June 1991. Unless the context requires or as otherwise indicated, all references to the "Company" include the predecessor company. The Company's executive offices are located at 3400 Corporate Way, Suite G, Duluth, Georgia 30136 and its telephone number is (770) 623-6400.

(b)  BUSINESS OF ISSUER

INDUSTRY BACKGROUND

          According to The National Golf Foundation, a non-profit industry association, in 1994 there were approximately 24.3 million golfers in the United States and over $10 billion was spent in the United States on golf and golf related activities. The Company believes the sport is growing in popularity, particularly among women and senior players. In certain foreign markets, particularly Japan, Germany and Sweden, golf has also experienced significant growth over the last decade.

          The golf instruction business is premised on a golfer's continuing desire to improve his or her game as well as the instruction desired by new golfers. Historically, instruction has been conducted primarily by local golf professionals. In recent years, technological improvements and the interests of both the golf professional and consumer have created a shift towards instructional products and programs. However, the golf learning and improvement products industry continues to be composed principally of single product companies, none of which, to the Company's knowledge, offers an integrated approach to golf learning and improvement. The Company intends to further develop and market a coordinated package of golf educational products and services under The Leadbetter Collection, Rotella Performance Enhancement, and the Dave Pelz Short Game.

STRATEGY

          The Company's goal is to become the leading source for professionally designed and coordinated golf learning and improvement products. A principal component of this strategy is to expand its product base by introduction of new products and additional product lines. Additionally, the Company intends to promote proper fitness and training through the use of its products as an essential element of any golfer's regimen. The Company believes that a coordinated and effective product line, coupled with endorsements by David Leadbetter, Dr. Bob Rotella, Dave Pelz, and professional golfers, along with focused advertising, will promote the Company's identity as the major source of products promoting the learning, improvement and enjoyment of golf.

          To implement its business strategy, the Company intends to expand its sales and marketing activities to include promotional efforts aimed at achieving product and corporate recognition and acceptance in the golf community. As part of this effort, the Company intends to promote its corporate logo, Golf Training Systems The Pro's Pros, within the golf industry and to golf consumers. The Company also intends to market its product line brands such as The Leadbetter Collection, Rotella Performance Enhancement, and Dave Pelz Short Game logos.
The Company expects to modify its marketing strategy in international markets, reflecting consumer preferences, development of the market and other market factors, and in marketing to institutional customers such as golf schools and driving ranges. In addition, pricing, distribution and sales strategies will vary in certain foreign markets, particularly with products requiring service or an information-intensive sales approach.

PRODUCTS

          THE LEADBETTER COLLECTION

          The Company markets a group of mechanical, literary, video and other products endorsed by renowned golf instructor David Leadbetter. The Company commenced marketing these products under the name The Leadbetter Collection in January 1994 in order to generate name recognition and product credibility. Some of the products incorporated in The Leadbetter Collection were previously marketed separately by the Company and others.

          The Leadbetter Collection includes a variety of products that help educate the golfer and to teach them to perform on the course. The Leadbetter Collection presently is comprised of the following products:

          The Coach 300 SX - a golf training and fitness system for home use. The system includes both an instructional video by David Leadbetter and an instructional manual.

          The Coach 500 - an institutional model of the 300 SX sold and marketed to professional teachers and such as fitness centers, universities, etc.

          Computer Coach - Swing Analysis System - a computer system complete with both hardware and software marketed to the teaching environment. The computer software is owned by NEAT systems and is marketed by GTS on a worldwide exclusive basis.

          Computer Coach CD-Rom V3.0 - This product is a consumer based CD which includes instructional content and graphic capability for the analysis of the consumers own swing. The product includes the swings of both PGA and LPGA tour players such as Nick Price, Brad Faxon and Patty Sheehan.

          The Right Link - used to promote a correct position at the top of the swing and a proper release.

          The Mirror - a mirror that provides a wide range of vision throughout the swing.

          The Putting Rules - a "ruler" that incorporates a number of fundamental putting tips and allows the golfer to repeat the proper stroke and develop distance control.

          The Glove - A golf glove which has marks which aids the golfer with the correct grip.

          The Short Club - a 27" club for indoor practice.

          Set Right - an alignment tool for placing two clubs at a 90 degree angle.

          SwingLink - keeps the body in control of the arms and encourages a body pivot.

          The Leadbetter Collection also includes (1) several books by David Leadbetter, published by a third party, The Golf Swing, Faults & Fixes, and Lessons from The Golf Greats; and (2) a series of instructional videos, produced by a third party, The Full Golf Swing, The Short Game ,Taking it to the Course, Faults & Fixes, Simple Secrets, and Practice Makes Perfect.

PRODUCTS UNDER DEVELOPMENT

          The Company is continually evaluating and developing new products and services. Product development has been conducted primarily by the Company. The Company anticipates expanding The Leadbetter Collection by introducing some or all of the following proposed products, which are currently under development:
Wrist Angle, a device designed to allow a golfer to achieve the correct position of the wrist during the golf swing for the pitching and chipping strokes, a practice kit; and a coordinated group of products designed for beginners.

          The Company is also under development with a new series of The Coach, which will be adjustable for all types of golfers and will be a product extension of The Coach 300 SX Series which comes in separate "tension" levels. Management anticipates introduction of this product in January 1997.

          The Company entered into an agreement in February 1996 with Dr. Bob Rotella, a noted sports/golf psychologist for the marketing by the Company of a performance enhancement series of audiotapes, videotapes, newsletters, group workshops and seminars, and other golf motivation and training applications developed by Dr. Rotella. The Company also entered into a newsletter publishing agreement in August 1996 with MSV Publishing, Inc. of Charlottesville, Virginia to develop, test, publish, market and distribute a monthly newsletter to be written by Dr. Rotella.

          The Rotella Performance Enhancement series includes the following products:

          1.  Books -   Golf is not a Game of Perfect and a companion audio Golf
                        is a Game of Confidence and a companion audio

          2.  Audio -   Putting Out of Your Mind

These products are owned and distributed by Simon and Schuster.

          3. Business audio tape series --- Playing to Win - a five set audio cassette series for application in life, business, and sports. This product was developed by Dr. Rotella and the Company is distributed by the Company. Introduction of this series is tentatively scheduled during October 1996.

PRODUCTS UNDER DEVELOPMENT

          The Company is pursuing additional titles of books, videos, and audios with Dr. Rotella as well as speaking and corporate outings and seminars.

          The Company also entered into an agreement in August 1996 with Dave Pelz, a noted golf short game instructor, for the marketing by the Company of putting and short game audio tapes, videotapes, newsletters, mechanical learning and training devices and club fitting programs developed by Mr. Pelz. The Company, as part of the agreement, took over the marketing of Mr. Pelz existing product line which includes, The Truth Board, The Putting Track, Teacher Clips, Position Mat, a book entitled Putt Like the Pros, and videos entitled Amazing Truth About Putting and Developing Great Touch. The Company plans to develop additional products with Mr. Pelz to expand this product line.

          The Company has entered into a business venture with Biomechanics, Inc. for the licensing of three-dimensional movement analysis and computer animation technology for golf applications through Sports Training Systems, LLC. The Company is the majority shareholder of Sports Training Systems, which will market and distribute the licensed technology through products and services to golfers, including golf swing analysis, golf swing modification, physical analysis and muscular activity assessment of the golf swing through a worldwide license program. Sports Training Systems intends to license the technology for instruction and teaching in high traffic areas such as shopping malls, hotels or stand-alone teaching centers in major metropolitan areas. The technology (code name STS*3D) was introduced by the Company at the PGA International Show in Las Vegas in September 1996. Management is presently negotiation with two potential domestic licensees and a potential international licensee of the technology.

SALES AND MARKETING

          Domestic sales accounted for approximately 86% of the Company's net sales during the fiscal year ended June 30, 1996. The Company has historically marketed its products through magazine and direct mail advertisements. The Company will continue to market specific products such as The Coach and Computer Coach through this channel, but has increased its efforts in the area of retail sales. The Company continues to build a national independent sales representative force in order to sell directly to golf, general sports and gift/specialty retail markets.

          The Company also attends national and selected regional trade shows in order to promote its products and name and logo recognition. The Company plans to continue to advertise in national golf magazines, such as Golf Digest, Golf Magazine, Golf World and Golf Tips, and regional magazines targeted to golfers. The Company also plans to continue to focus on "consumer response" marketing to potential consumers comprised of individuals, schools, teaching professionals, driving ranges, hotels and health clubs through direct mail and television direct response commercials.

          The Company was a presenting sponsor of the 1996 Dupont World Amateur Handicap Championship, the largest golf tournament in the world, with over 4,000 participants, and also intends to sponsor other golf and golf related events. The Company may also seek to develop various promotional programs with The David Leadbetter Golf Academies and various corporate sponsors to provide a vehicle for obtaining lists of potential customer for the Company's direct mail efforts and to provide exposure and credibility through sweepstake entry programs at airports, car dealerships, retail golf shops and other high-traffic locations.

INTERNATIONAL MARKETS

          Foreign sales accounted for approximately 14% of the Company's net sales during the fiscal year ended June 30, 1996. The Company has exclusive distribution agreements with a distributor in Thailand, in Germany, Austria, Switzerland, and Canada as of June 30, 1996. The Company has non-exclusive distributors in Malaysia, Argentina, Sweden, the Philippines, and Belgium as of June 30, 1996. The Company intends to enter into agreements with additional distributors in the United Kingdom, Japan, Korea, and Australia and to increase its international marketing efforts in these regions. Although marketing and sales strategies may vary among geographic segments, the Company expects to offer a similar product line and overall promotional campaign in all target markets. The Company is currently in discussions with potential distributors in the United Kingdom and Japan.

          The Company's distribution agreements with its distributors are generally exclusive as to the territory for a minimum period of one year and provide that the distributor must purchase a minimum number of the Company's products in each year. In the event the distributor fails to meet this obligation, the Company may terminate the distribution agreement with respect to one or more products of the Company. In the event the Company fails to supply the minimum amounts to the distributor, the distributor may terminate its agreement. The Company's distribution agreements further provide that the distributors shall bear the responsibility and expenses of developing an annual marketing plan for the sale of the Company's products within their respective territories and shall be responsible for compliance with all applicable laws, regulations and governmental orders within such respective territories.

LEADBETTER AGREEMENT

          In May 1994, the Company entered into an agreement with golf instructor David Leadbetter (the "Leadbetter Agreement"), which superseded a July 1991 agreement between the Company and Mr. Leadbetter. Mr. Leadbetter is a professional golf instructor and former European golf tour professional. Mr. Leadbetter has instructed such professional golfers as Nick Price, Nick Faldo, David Frost, Denis Watson, Mike Hulbert, Jerry Pate, Mark McNulty, Tom Watson, Scott Simpson, Brad Faxon, Seve Balesteros, Larry Mize, Bernhard Langer and Ian Baker-Finch. Mr. Leadbetter is a contributing editor of Golf Digest.

          Pursuant to the Leadbetter Agreement, which extends through December 31, 1997, the Company has the exclusive worldwide right and license to use Mr. Leadbetter's name, likeness and identification, and the trademark The Leadbetter Collection, which is owned by Mr. Leadbetter, in connection with the sale of the Company's present collection of golf products. In addition, the Company has acquired the exclusive right to use Mr.

Leadbetter's name, likeness and identification in connection with the sale of any new mechanical golf products sought to be incorporated by the Company into The Leadbetter Collection (upon approval by Mr. Leadbetter of such products), except in connection with certain products manufactured by third parties and already endorsed by Mr. Leadbetter, which products the Company views as insignificant from a marketing standpoint.

          Mr. Leadbetter has also agreed to provide certain promotional and endorsement services to the Company. These services are limited to three days per year during the term of the agreement at no charge to the Company (except for expenses); however, Mr. Leadbetter is not required to provide such services unless all payments due to him under the Leadbetter Agreement have been paid. Compensation for any additional personal services performed by Mr. Leadbetter for the Company must be negotiated between Mr. Leadbetter and the Company. Mr. Leadbetter has also agreed to be designated and represented to the general public and the golfing industry as a spokesperson for the Company. Mr. Leadbetter has the right to approve any references to or identification of him and the Company is required to consult with Mr. Leadbetter on all marketing plans and promotions for The Leadbetter Collection products. During the fiscal year ended June 30, 1996, the Company paid royalties aggregating $68,750 to Mr. Leadbetter.

ROYALTY OBLIGATIONS

          In addition to the royalty payments due to Mr. Leadbetter as described above, the Company is obligated to pay a royalty to Robert Fitch, the inventor of The Coach. In October 1990, Mr. Fitch assigned his entire right, title and interest in his invention known as The Coach and the related patent to Gruv-a-Swing, Inc., which were then assigned in August 1991 by Gruv-a-Swing, Inc. to the Company. During the fiscal year ended June 30, 1996, the Company paid Mr. Fitch $5,773 pursuant to this agreement.

          It is also likely that the Company will owe incidental royalty payments to talent appearing in videos and other instructional materials produced by or on behalf of the Company or to other professional golfers who endorse specific products, although the Company does not currently have any pending arrangements, negotiations, understandings or contracts with respect thereto.

MANUFACTURING AND SUPPLIERS

          The Company uses outside domestic sources to manufacture the components of its products many of which are the single source for the component supplied. Should such outside sources cease to supply such components, the Company could experience significant delays in the production and delivery of such products. To date, the Company has not experienced any significant delay in the production and delivery of components of any of its products from outside domestic sources. The Company assembles and packages many of the products in the Company's warehouse located in Duluth, Georgia.

PATENTS AND TRADEMARKS

          The Company has two United States patents covering The Coach and has filed corresponding patent applications in Canada and Japan. Although the Company believes that these patents may provide it with a competitive advantage, there can be no assurance that the patents will not be designed around or successfully challenged or that any of the foreign patents will be issued. The Company has registered trademarks with respect to The Coach for use as golf swing training and exercising machines and the Golf Training Systems logo, the Company has filed a patent application covering The Glove, and has filed applications to register the ComputerCoach, The Right Link, The Putting Rules, Set Right as trademarks. The Company believes that these trademarks are an important factor in marketing its products. The Company has an exclusive worldwide license to use the trademark, The Leadbetter Collection, which is owned by David Leadbetter.

COMPETITION

          The Leadbetter Collection, together with the other products of the Company, will compete in the recreation, fitness and sports training markets, which are highly competitive. The golf industry has been characterized by widespread imitation of popular products. Increased competition generally, and the introduction or promotion of competing products specifically, could adversely affect the Company's sales and profitability by exerting pricing pressure, reducing market share and/or creating other obstacles. In the golf industry, a manufacturer's ability to compete is dependent in part upon its ability to satisfy various subjective preferences of golfers, including the look and "feel" of a golf product and the level of acceptance that the product has achieved among professional and other golfers. The subjective preferences of purchasers of golf training products may be subject to rapid and unanticipated changes. There are numerous recreational and exercise devices, equipment and other apparatus in the general fitness industry, as well as several golf-targeted products, such as swing-enhancing products, on the market. Although the Company is not aware of any apparatus currently on the market other than The Coach which combines golf-swing training, strength training and muscle-memory training, there can be no assurance that superior fitness and golf-training devices will not be developed and successfully marketed or that the technology incorporated in The Coach and other products developed and marketed by the Company will not become obsolete. The Company also competes with the manufacturers and distributors of the other products included in The Leadbetter Collection.

EMPLOYEES

          As of June 30, 1996, the Company employed 17 people on a full-time basis and 6 people on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

          The following sets forth certain information regarding the executive officers of the Company:

          Wayne C. McDonald, age 48, has been Chairman of the Board and Chief Executive Officer of the Company since the Company's inception in June 1991.
Mr. McDonald was president, chief executive officer and a director of Cornerstone Products, Inc., a company that develops and markets point-of-sale products and programs in the sports industry, since September 1986. Cornerstone Products, Inc. manages programs for the National Basketball Association, Major League Baseball International, the National Hockey League, the Indianapolis Motor Speedway, the Brickyard 400 and the United States Olympic Committee. Mr. McDonald devotes substantially all of his business time to the Company.

          George P. Lee, III, age 38, has been President and Chief Operating Officer of the Company since July 1993, has been a director of the Company since its inception in June 1991, and from its inception to July 1993 was the Company's Vice President--Operations. From November 1990 to June 1991, Mr. Lee was self-employed in the construction business. From 1979 to November 1990, Mr. Lee held various positions with P. R. Orton, Inc., a general contractor and developer, including vice president and general manager.

          There are no family relationships between any of the executive officers of the Company.

ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

          The Company leases its office space and warehouse facilities in Duluth, Georgia, which contain approximately 11,000 combined square feet of space, from an unaffiliated party pursuant to a lease providing for an annual rental of approximately $60,000, subject to annual increases, which expires on September 30, 1997. However, it is possible that the Company will need to seek additional or larger facilities in the foreseeable future in the event that its operations expand.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

          The Company is not a party to any legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          No matter was submitted to a vote of the stockholders during the Company's fourth quarter of the fiscal year ended June 30, 1996.

                                 PART II
                                 -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

          The Company's common stock was listed on The NASDAQ Stock Market on May 15, 1995, while the Company's units consisting of one share of common stock and one redeemable warrant were previously listed on March 9, 1995. As of September 16, 1996, the Company had approximately 300 shareholders of record of its common stock.

          The following is a summary of the range of high and low bids for the Company's common stock and warrants, including the units, as reported on The NASDAQ Stock Market system:

                                          High              Low
                                    ---------------  ---------------
          Quarter ended March 31,    $6.00 (units)    $4.25 (units)
          1995

          Quarter ended June 30,     $6.00 (units)    $4.75 (units)
          1995                       $6.25 (common    $5.63 (common
                                            stock)           stock)
                                     $1.50 (warrant)  $0.75 (warrant)

          Quarter ended September    $6.38 (common    $5.50 (common
          30, 1995                          stock)           stock)
                                     $1.38 (warrant)  $0.50 (warrant)

          Quarter ended December     $9.25 (common    $2.75 (common
          31, 1995                          stock)           stock)
                                     $2.00 (warrant)  $0.44 (warrant)

          Quarter ended March 31,    $5.25 (common    $3.38 (common
          1996                              stock)           stock)
                                     $0.75 (warrant)  $0.25 (warrant)



          Quarter ended June 30,     $5.00 (common    $1.50 (common
          1996                              stock)           stock)
                                     $0.75 (warrant)  $0.16 (warrant)

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

          The Company has not declared any cash dividends since its inception and it does not anticipate paying cash dividends in the foreseeable future. The Company currently intends to retain all earnings, if any, for use in the expansion of the Company's business. The declaration and payment of future cash dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.



               [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          ---------------------------------------------
          OF OPERATIONS.
          -------------


RESULTS OF OPERATIONS

1996 TO 1995

          Net sales (gross sales less returns and allowances) for the year ended June 30, 1996 (fiscal 1996) increased to $1,428,173, from $652,620 for the year ended June 30, 1995 (fiscal 1995), an increase of approximately 119%. The increase in sales is attributable to the resumption of advertising during fiscal 1996 which management believes continues to result in increased unit sales. During fiscal 1995, the Company allocated its limited financial resources to the redesign and development of new models of products rather than to marketing resulting in lower sales during that period, but having an improved product ready for distribution during fiscal 1996. In addition to the revenue growth in sales of products introduced in prior years, sales also continue to be positively impacted by the introduction of other new products in The Leadbetter Collection, and other products being developed by Dr. Bob Rotella, a noted golf/sports psychologist.

          The Company's strategy and operating plans continue to be executed as originally announced. The final introduction of products in The Leadbetter Collection, as introduced at the annual PGA Show in January 1996, completed the initial product line in the area of swing improvement for golfers. The Company recently announced the addition of an independent sales force which the Company anticipates will add sales growth in the retail golf products market. Prior to February 1996, sales were generally as a result of direct response marketing activities for the United States market and overseas distributors. During February 1996, the Company also announced an alliance with Dr. Bob Rotella, a leading golf/sports psychologist. The Company will continue to develop an entire line of products on an exclusive basis with Dr. Rotella, targeted to performance enhancement for golf, initially, and expanded to business people, and all other sports, ultimately. During August and September 1996, the Company continued to introduce new products being developed by Dave Pelz in the area of putting and the short game, and through Sports Training Systems, a business venture with Biomechanics, Inc. which management believes will continue to enhance its strategy of full product lines and the use of advance computer aided teaching technology. Sports Training Systems owns certain technology licensing rights for three-dimensional human movement analysis and computer animation in the sports training industry. The Company believes that such technology provides the most accurate full body golf swing evaluation and makes the results easier to understand through real-time three-dimensional virtual reality computer animation of body and golf club motions and instant feedback of all biomechanical performance data.

          Cost of sales as a percentage of net sales was approximately 77% in fiscal 1996, as compared to approximately 79% in fiscal 1995. These changes reflect the impact of the increased sales of the Computer Coach, which has a lower gross margin somewhat offset by other new higher margin products.

          Selling and marketing expenses increased approximately 111% in fiscal 1996, as compared to fiscal 1995. The increased selling and marketing expenses reflect the resumption of certain advertising and payments and costs associated with the Company's royalty, commission and endorsement agreements as well as costs associated with increased sales.

          General and administrative, depreciation and amortization, and research and development expenses increased approximately 104% in fiscal 1996 over comparable amounts for the fiscal 1995. The increase reflects the Company's increase in operations, including salaries and related personnel costs following the completion of its initial public offering in March 1995, as well as an increase in associated costs such as legal and consulting, and increased amortization of intangibles following the Company's reorganization, as discussed below.

          The Company's other income (expense) of $82,838 for fiscal 1996 was primarily interest income compared to interest income in fiscal 1995 of $33,681.

          The Company had a consolidated net loss of $2,741,716 ($1.22 per share) for fiscal 1996 compared to a net loss of $2,815,539 ($1.65 per share) fiscal 1995. The net loss and net loss per share amounts primarily reflect the increase in sales, the non-recurring noncash reorganization premium and consulting fees, the interest associated with the debentures, and the increased selling and marketing and general and administrative expenses discussed above as the Company increased its level of operations and increased selling and marketing efforts on new products introduced during fiscal 1996.

1995 TO 1994

          Net sales (gross sales less returns and allowances) for the year ended June 30, 1995 (fiscal 1995) decreased to $652,620 from $729,404 for the year ended June 30,

1994 (fiscal 1994), a decrease of approximately 11%. The decrease in sales is primarily attributable to a 57% decline in sales of The Coach, which accounted for 78% of net sales fiscal 1994. The Company did not actively market The Coach fiscal 1995 and engaged in only limited marketing of The Coach fiscal 1994, reflecting the Company's allocation of its limited financial resources to the redesign and development of new models of The Coach rather than to marketing. The Company completed the redesign of The Coach in the third quarter of fiscal 1995. During April 1995 production and shipping began on backorders of The Coach Model 300SX. The Company also completed its development of an interactive software teaching and analysis product, the ComputerCoach by the end of the third quarter of fiscal 1995.

          International sales, consisting primarily of The Coach, decreased from $348,747 or 48% of net sales in fiscal 1994 to $175,024 or 27% of net sales for fiscal 1995, primarily reflecting decreased marketing activities, a lack of minimal consumer acceptance of the relatively high retail price of the older model of The Coach, economic conditions, and lack of effective distribution in the existing foreign markets. The Company has responded with a lower price point for The Coach Model 300SX and increased activity in interviewing and developing potential qualified distributors in key foreign markets.

          The Company experienced greater than anticipated sales of its other products, including $123,594 of new sales of the ComputerCoach "Swing Analysis System", during fiscal 1995 as compared to fiscal 1994 as total sales of other products increased from $147,655 to $392,012 reflecting an increased acceptance of computer aided golf instruction tools in the marketplace.

          Cost of sales as a percentage of net sales increased to approximately 79% in fiscal 1995 from approximately 71% in fiscal 1994. These increases reflect the impact of the increased sales of the ComputerCoach "Swing Analysis System" and its relatively lower margins from the hardware component of the related sale.

          Selling and marketing expenses increased approximately 100% to $612,416 in fiscal 1995 from $306,784 in fiscal 1994. The increased selling and marketing expenses reflect the continued development of new advertising materials for future use and payments and costs associated with the Company's royalty and endorsement agreements.

          General and administrative, depreciation and amortization, and research and development expenses increased approximately 117% to a combined $915,709 for fiscal 1995 from $422,510 for fiscal 1994. The increases reflect the Company's anticipated increase in operations, including salaries and related personnel costs following the completion of its initial public offering in March 1995, as well as an increase in associated costs such as legal and consulting, research and development costs in the redesign of The Coach, and increased amortization of intangibles following the Company's merger (See Note 1 to the Company's financial statements).

          The Company's operating expenses for fiscal 1995 also include a non-cash non-recurring charge consisting of a reorganization premium of $589,099 reflecting the difference in fair value of the shares exchanged in the recapitalization of the Company by the former holders of Class B common stock, other than Gruv-A-Swing, Inc., relating to the benefit to such holders resulting from the elimination of the Class A common stock liquidation preference in connection with the recapitalization.

          The Company's other income (expense) of $(1,423,495) for fiscal 1995 included approximately $868,000 of non-recurring non-cash charges (interest and amortization) relating to the debentures and the repayment of the debentures upon the completion of the initial public offering.

          The Company had a net loss of $2,815,539 ($1.65 per share) for fiscal 1995 compared to a net loss of $525,205 ($.30 per share) for fiscal 1994. The increased net loss and net loss per share amounts primarily reflect the lower sales, the reorganization premium, the charges associated with the repayment of the debentures, and the increased selling and marketing and general and administrative expenses discussed above as the Company increased its level of operations and increased selling and marketing efforts on new products introduced during the third and fourth quarter of fiscal 1995. The per share amounts are computed using the weighted average number of shares which reflects the results of the initial public offering and the reorganization and recapitalization as discussed in Note 1 to the Company's financial statements.

LIQUIDITY AND SOURCES OF CAPITAL

          The Company completed a Regulation S private placement of $4,150,000 of its Convertible Preferred Stock with a group of foreign investors on April 11, 1996. However, the Company determined on August 13, 1996 to suspend conversion of the Convertible Preferred Stock issued in the private placement as a result of concerted market manipulation and/or irregularities in the trading of the Company's outstanding common stock, which management believes is related to the conversion terms of the Convertible Preferred Stock. The Company, through its corporate finance advisors, is currently negotiating revised terms with the holders of the securities.

          At the end of fiscal 1996, the Company had consolidated working capital of $2,254,074, including $2,009,820 of cash and cash equivalents. The Company believes that the remaining net proceeds of the private placement together with funds expected to be generated from operations in response to the Company's current efforts to expand its product line and sales will be sufficient to meet its normal operating requirements over the near term. However, the Company's strategy of growth into the retail market and international sales and the continued introduction of new products will require additional funds to implement. The Company has no commitments and no assurance additional funds will be available or if so, will be sufficient to continue to implement such strategy.

          The Company had a negative cash flow from operations of $2,176,354 for fiscal 1996 and a negative cash flow from operations of $1,307,462 fiscal 1995. The negative cash flow from operations reflects the increased expenses discussed above.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

 ITEM 7.  FINANCIAL STATEMENTS.
          --------------------

          The financial statements, notes thereto and auditor's report thereon included on the following pages are included herein by reference.

                         Index to Financial Statements
                         -----------------------------

Financial Statements                                   Page
- --------------------                                   ----

Reports of Independent Auditors......................  F-2

Consolidated Balance Sheet as of June 30, 1996.......  F-4

Consolidated Statements of Operations for the
   years ended June 30, 1996 and 1995................  F-5

Consolidated Statements of Stockholders' Equity for
   the years ended June 30, 1996 and 1995............  F-6

Consolidated Statements of Cash Flows for the
   years ended June 30, 1996 and 1995................  F-7

Notes to Consolidated Financial Statements...........  F-8


 ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
          -----------------------------------------------
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          --------------------------------------

          The Company's Board of Directors dismissed Ernst & Young LLP, the Company's independent accountants, effective June 24, 1996, and engaged Evans, Porter, Bryan & Co. as its new independent accountants to audit the Company's financial statements. The reports prepared by Ernst & Young LLP on the financial statements of the Company for the Company's June 30, 1995 fiscal year contained no adverse opinion or disclaimer of opinion nor was it modified as to audit scope or accounting principles.

          There were no disagreements with Ernst & Young LLP, the Company's previous auditors, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure for the June 30, 1995 fiscal year. There have been no consultations with the Company's newly engaged accountants with regard to either the application of accounting principles as to any specific transaction, either completed or proposed, the type of audit opinion that would be rendered on the Company's financial statements, or any matter of disagreement with the Company's former accountants.

          The Company has filed a Form 8-K with the Securities and Exchange Commission as to this matter as noted in Item 13(b) of this Report.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                 PART III
                                 --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          -------------------------------------------------

          The information set forth under the heading "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference. Information with respect to the Company's executive officers is included in Item 1 of Part I of this Report.


ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

          The information set forth under the heading "Executive Compensation" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

          The information set forth under the heading "Principal Stockholders" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

          The information set forth under the heading "Certain Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

(A)  1.   FINANCIAL STATEMENTS.
          --------------------

     The financial statements, notes thereto and auditor's report thereon, filed as part hereof, are listed in the Index to Item 7 of this Report.

     2.   FINANCIAL STATEMENT SCHEDULES.
          -----------------------------

          All schedules have been omitted as the required information is not applicable.

     3.   EXHIBITS.
          --------

     Exhibit No.              Description
     -----------              -----------

       3.1(a)*     Certificate of Incorporation

       3.1(b)*     Certificate of Ownership and Merger

       3.2*        Bylaws

       4.1*        Form of Debenture

       4.2*        Form of Rights Agreement

       4.3*        Revised Form of Warrant Agreement

       4.4*        Revised Form of Representatives' Option

       4.5* Agreement between the Registrant and David Leadbetter dated Warrant held by David Leadbetter and Registration Rights as of May 2, 1994

       4.6*        Warrant held by Golf Products International dated as of July
                   1, 1994

       4.7*        Warrant held by James H. Brennan, III dated as of August 1,
                   1993

     Exhibit No.              Description
     -----------              -----------
       4.8*        Warrant held by Samuel R. Dunlap, Jr. dated as of June 1,
                   1993

       4.9*        Form of Common Stock Certificate

       10.1*       1994 Stock Option Plan

       10.2* Employment Agreement between the Registrant and Wayne C. McDonald dated as of September 15, 1994

       10.3* Employment Agreement between the Registrant and George P. Lee, III dated as of September 15, 1994

       10.4* Lease Agreement dated September 27, 1991 between the Registrant and Southeast Venture Limited Partnership and First Addendum and Second Addendum to Lease Agreement

       10.5*       Form of Indemnification Agreement

       10.6*       Agreement dated November 9, 1991 between the
                   Registrant and Robert E. Fitch

       10.7* Agreement dated May 2, 1994 between the Registrant and David Leadbetter

       10.8* Agreement dated as of July 1, 1994 between the Registrant and Denis Watson.

       10.9* Agreement dated as of July 1, 1994 between the Registrant and Golf Products International

       10.10* Letter Agreement dated September 28, 1994 between the Registrant and Neat Systems, Inc.

       10.11* Letter of Agreement dated September 22, 1994 between the Registrant and Bart Productions, Inc.

       10.12* Distribution Agreement dated September 15, 1993 between the Registrant and Golf Training Systems, Ltd.

       10.13* Distribution Agreement dated August 1, 1994 between the Registrant and Asian-Thai Golf International Co., Ltd.

       10.14* Distribution Agreement dated January 1, 1994 between the Registrant and Dynaflo Sports Tech Co., Ltd.

       10.15* Distribution Agreement dated September 1, 1992 between the Registrant and Sumitomo Rubber Industries, Inc.

       10.16* Distribution Agreement dated September 1, 1992 between the Registrant and Chung Sports Corp.

       10.17* Agency Agreement dated August 1, 1994 between the Registrant and Sithichai Tonapat

       10.18* Consulting Agreement dated as of June 1, 1993 between the Registrant and Samuel R. Dunlap, Jr.

       10.19* Revised Form of Consulting Agreement between the Registrant and First Allied Securities, Inc.

       10.20*      Letter of Termination of Agreement dated February
                   16, 1994 between the Registrant and Bart Productions, Inc.

       11**        Statement Re:  Computation of Earnings Per Share

       16***       Letter on Change in Certifying Accountant

       27**        Financial Data Schedule

*Previously filed by the Company as exhibits to a Registration Statement on Form SB-2 (File No. 33-84808), and such documents are incorporated herein by reference.

**Filed herewith.

***Previously filed by the Company as an exhibit on Form 8-K dated June 24, 1996, and such document is incorporated herein by reference.

(B)  REPORTS ON FORM 8-K.
     -------------------

     The Company filed a report on Form 8-K dated June 24, 1996 regarding the dismissal of Ernst & Young LLP, the Company's independent accountants, and the engagement of Evans, Porter, Bryan & Co. as the Company's new independent accountants to audit the Company's financial statements. See Item 8 of this Report for further details concerning this matter.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                     SIGNATURES
                                     ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 25, 1996.

                              GOLF TRAINING SYSTEMS, INC..


                              By:/s/ Wayne C. McDonald
                                 ----------------------
                                 Wayne C. McDonald,
                                 Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 25, 1996.

SIGNATURE                                               TITLE
- ---------                                               -----

/s/ Wayne C. McDonald                   Chairman of the Board and Chief
- --------------------------              Executive Officer (principal
Wayne C. McDonald                       executive officer)

/s/ George P. Lee, III                  President, Chief Operating Officer
- --------------------------              and Director (principal financial
George P. Lee, III                      officer)

/s/ Nicholas J. Aquilino                Director
- --------------------------
Nicholas J. Aquilino

/s/ Daniel A. Gordon                    Director
- --------------------------

/s/ Parker Smith                        Director
- --------------------------
Parker Smith

/s/ Richard E. White                    Director
- --------------------------
Richard E. White

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Reports of Independent Auditors ...........................................  F-2

Consolidated Balance Sheet as of June 30, 1996.............................  F-4

Consolidated Statements of Operations for the years ended June 30, 1996 and 1995................................................................  F-5

Consolidated Statement of Stockholders' Equity for the years ended
   June 30, 1996 and 1995..................................................  F-6

Consolidated Statements of Cash Flows for the years ended June 30, 1996 and 1995................................................................  F-7

Notes to Consolidated Financial Statements.................................  F-8

                         Report of Independent Auditors


The Board of Directors and Stockholders
Golf Training Systems

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Golf Training Systems, Inc. for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, cash flows and stockholders' equity of Golf Training Systems, Inc. referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 1995 in conformity with generally accepted accounting principles.


                                         /s/ Ernst & Young LLP
                                         ---------------------
                                         ERNST & YOUNG LLP

Atlanta, Georgia
September 14, 1995

            [LETTERHEAD OF EVANS, PORTER, BRYAN & CO. APPEARS HERE]

To the Board of Directors
Golf Training Systems, Inc.



We have audited the accompanying consolidated balance sheet of Golf Training Systems, Inc. and subsidiary as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Training Systems, Inc. and subsidiary as of June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                              /s/ Evans, Porter, Bryan & Co.
                                              ------------------------------
                                              EVANS, PORTER, BRYAN & CO.

August 29, 1996

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 1996

                     ASSETS
Current assets:
 Cash and cash equivalents                        $ 2,009,820
 Receivables less allowance for doubtful
  accounts of $1,500                                  164,304
 Inventories                                          430,141
 Prepayments                                           62,807
                                                  -----------

  Total current assets                              2,667,072

Equipment and improvements:
 Office furniture and equipment                       220,701
 Manufacturing equipment                              200,916
 Leasehold improvements                                 8,185
                                                  -----------

                                                      429,802
 Accumulated depreciation                             204,176
                                                  -----------

 Net property and equipment                           225,626

Other assets:
 Intangible assets:
  License fees, net of amortization of $8,417       1,001,583
  Patents and trademarks, net of amortization
    of $15,467                                         71,906
  Goodwill, net of amortization of $400,957         1,687,282
 Deposits                                             271,123
                                                  -----------

Total Assets                                      $ 5,924,592
                                                  ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $   300,316
 Salaries and taxes payable                            14,308
 Other accrued expenses                                44,837
 Commissions and royalties payable                     53,537
                                                  -----------

  Total current liabilities                           412,998

Commitments
Minority interest                                          --

Stockholders' equity:
 Preferred Stock, no par value; 3,000,000
  shares authorized;
  Series A, $.01 par value; 600 shares
   authorized, 398 shares issued                    3,980,000
 Common Stock, $.01 par value; 10,000,000
  shares authorized,
  2,393,050 shares issued                              23,931
 Paid-in capital                                    8,775,059
 Accumulated deficit                               (7,267,396)
                                                  -----------

  Total stockholders' equity                        5,511,594
                                                  -----------

Total Liabilities and Stockholders' Equity        $ 5,924,592
                                                  ===========

                See notes to consolidated financial statements.

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                     Years ended June 30,
                                  --------------------------
                                      1996          1995
                                  ------------  ------------

Sales                             $ 1,470,173   $   667,135
 Less returns and allowances           42,000        14,515
                                  -----------   -----------

                                    1,428,173       652,620

Cost of Sales                       1,094,333       516,539
                                  -----------   -----------

 Gross margin                         333,840       136,081

Operating Expenses:
 Selling and marketing              1,290,722       612,416
 General and administrative         1,551,517       652,375
 Depreciation and amortization        289,297       224,942
 Research and development              28,089        38,392
                                  -----------   -----------

  Total operating expenses          3,159,625     1,528,125
                                  -----------   -----------


Operating loss                     (2,825,785)   (1,392,044)

Minority interest                       1,231            --

Other income (expense):
 Other income                          82,838        33,681
 Reorganization premium                    --      (589,099)
 Interest expense                          --      (868,077)
                                  -----------   -----------

                                       82,838    (1,423,495)
                                  -----------   -----------

Net Loss                          $(2,741,716)  $(2,815,539)
                                  ===========   ===========

Net Loss Per Share                     $(1.22)       $(1.65)
                                  ===========   ===========

Weighted Average Common Shares      2,249,911     1,707,705
                                  ===========   ===========

                See notes to consolidated financial statements.

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Years ended June 30, 1996 and 1995


                                         Preferred Stock         Common Stock
                                       --------------------  --------------------    Paid-in    Accumulated
                                       Shares     Amount       Shares     Amount     capital      deficit        Total
                                       -------  -----------  ----------  --------  -----------  ------------  ------------
Balance, June 30, 1994                     --   $       --   1,525,568   $15,256   $1,707,796   $(1,710,141)  $    12,911

  Exchange of shares in connection
   with merger                             --           --    (422,939)   (4,230)   2,092,469            --     2,088,239
  Reorganization premium                   --           --          --        --      589,099            --       589,099
  Contributed capital in connection
   with debentures                         --           --          --        --      433,956            --       433,956
  Issuance of warrants                     --           --          --        --       26,272            --        26,272
  Issuance of stock to debenture
   holders                                 --           --     235,392     2,354       (2,354)           --            --
  Sale of stock in public offering         --           --     850,000     8,500    3,622,958            --     3,631,458
  Net loss                                 --           --          --        --           --    (2,815,539)   (2,815,539)
                                       ------   ----------   ---------   -------   ----------   -----------   -----------

Balance, June 30, 1995                     --           --   2,188,021    21,880    8,470,196    (4,525,680)    3,966,396

  Issuance of stock for services           --           --         251         3          997            --         1,000
  Sale of stock                            --           --     100,000     1,000      555,000            --       556,000
  Sale of preferred stock                 415    4,150,000          --        --     (420,086)           --     3,729,914
  Conversion of preferred stock
   to common stock                        (17)    (170,000)    104,778     1,048      168,952            --            --
  Net loss                                 --           --          --        --           --    (2,741,716)   (2,741,716)
                                       ------   ----------   ---------   -------   ----------   -----------   -----------

Balance, June 30, 1996                    398   $3,980,000   2,393,050   $23,931   $8,775,059   $(7,267,396)  $ 5,511,594
                                       ======   ==========   =========   =======   ==========   ===========   ===========




                See notes to consolidated financial statements.

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years ended June 30,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
Cash flows from operating activities:
 Net loss before minority interests                  $(2,742,947)  $(2,815,539)
 Minority interest in loss of subsidiary                   1,231            --
 Depreciation and amortization                           326,649       224,942
 Reorganization premium                                       --       589,099
 Amortization of debt discount and
  issuance costs                                              --       868,077
 Issuance of common stock and warrants
  for services                                           307,000        26,272
 Changes in operating assets and liabilities:
   Receivables                                          (124,913)        1,257
   Inventories                                          (204,294)     (155,517)
   Prepayments and other assets                           18,978       (65,099)
   Accounts payable                                      207,318        (1,063)
   Accrued expenses and other liabilities                 34,624        20,109
                                                     -----------   -----------

  Net cash used by operating activities               (2,176,354)   (1,307,462)

Cash flows from investing activities:
 Purchase of equipment and leasehold improvements       (142,716)     (160,624)
 Payments on license fees and other assets            (1,274,400)           --
 Payments for patents and trademarks                     (34,802)       (6,514)
                                                     -----------   -----------

  Net cash used by investing activities               (1,451,918)     (167,138)

Cash flows from financing activities:
 Debt issuance costs                                          --       (66,917)
 Proceeds from issuance of debentures                         --       700,000
 Proceeds from sale of stock, net of issuance costs    3,729,914     3,631,458
 Proceeds from exercise of stock options                 250,000            --
 Repayment of debentures                                      --    (1,412,500)
                                                     -----------   -----------

  Net cash provided by financing activities            3,979,914     2,852,041
                                                     -----------   -----------

Net increase in cash and cash equivalents                351,642     1,377,441

Cash and cash equivalents at beginning of period       1,658,178       280,737
                                                     -----------   -----------

Cash and cash equivalents at end of period           $ 2,009,820   $ 1,658,178
                                                     ===========   ===========

Supplemental schedule of noncash investing
 and financing activities:
  Debt discount recorded as paid-in capital          $        --   $   433,956
  Intangible assets and paid-in capital due to
   downstream merger                                          --     2,088,239

                See notes to consolidated financial statements.

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF BUSINESS

Golf Training Systems, Inc. ("GTS") was organized on June 20, 1991, and specializes in the creation, production and marketing of educational and training products for golf and general fitness. GTS has exclusive rights to manufacture and market an exercise machine, "The Coach," designed specifically to improve the golf swing, strengthen golf muscles, teach timing and improve fitness, and "The Computer Coach," a computerized swing analysis system designed to instruct the individual golfer on corrections to his or her swing. GTS also markets a collection of mechanical, computer programs and systems, literary and other products manufactured by third parties and endorsed by golf teaching professionals, David Leadbetter and Dave Pelz, in addition to motivational and training tapes and materials developed by Dr. Bob Rotella. GTS's present collection of products is marketed in North America, the Far East and Europe. During fiscal 1996, GTS organized a majority owned subsidiary, Sports Training Systems, LLC ("STS") through which it intends to further develop and market a biomechanical analysis and real-time interactive learning computer system.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The Consolidated financial statements contain all the accounts of GTS and STS, together ("The Company"). All intercompany transactions have been eliminated in consolidation.

BASIS OF PRESENTATION The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's future is dependent upon its ability to generate additional revenues from new products which were introduced in 1994 and early 1995 as well as from products to be introduced in the future.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

CASH AND CASH EQUIVALENTS The Company considers all money market accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At times, the Company maintains funds at certain financial institutions in excess of federally insured amounts and which may significantly exceed balance sheet amounts due to outstanding checks.

INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following components:

          Raw materials                 $237,021
          Finished goods                 193,120
                                        --------

                                        $430,141
                                        ========

EQUIPMENT AND IMPROVEMENTS Equipment and improvements are stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the depreciable assets, principally five years.

INTANGIBLE ASSETS Intangible assets are stated at amortized cost and consist of patents and trademarks, license fees and goodwill. Patents and trademarks are amortized using the straight-line method over their estimated

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

lives of 17 years. License fees are amortized over 7 years. Goodwill is amortized on a straight-line basis over ten years.

The Company periodically evaluates recorded goodwill and license fees against an estimate of anticipated undiscounted net income over the remaining life of the goodwill and license fee. Adjustments are made whenever this evaluation indicates that the recorded amount exceeds expected future benefits or whenever events and circumstances warrant a revised estimate of the useful life of recorded goodwill or license fee.

REVENUE RECOGNITION Revenue is recognized at the time of shipment. Provision is made for sales return and allowances in the period in which the related products are shipped.

PRODUCT WARRANTY The Company provides a two-year limited warranty on "The Coach." The Company provides for the estimated cost of this warranty at the time of sale.

ADVERTISING COSTS All advertising and development costs included in selling and marketing expenses are expensed as incurred. Advertising expense for the years ended June 30, 1996 and 1995 was $381,783 and $381,060, respectively.

CONCENTRATION OF CREDIT RISK Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. At June 30, 1996, receivables from customers outside the United States were $8,756. The Company attempts to reduce its credit risk by generally obtaining irrevocable letters of credit from overseas customers prior to the shipment of inventory.

RESEARCH AND DEVELOPMENT Research and development costs are expensed as incurred.

NET LOSS PER SHARE Net loss per share has been computed using the weighted average number of common shares and common equivalent shares, using the treasury stock method, if dilutive, outstanding during the period. Pursuant to the requirements of the Securities and Exchange Commission, common equivalent shares issued at prices below the Company's initial public offering price of $6.00 per share (attributing no value to the warrants included in the Company's units) during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares as if they were outstanding for all periods presented.

PRO FORMA NET LOSS PER SHARE In connection with the Company's initial public offering, the Company repaid $1,412,500 of senior debentures (see Note 8) from the proceeds of the offering. Giving effect to these repayments and issuance of shares, as if they had occurred on July 1, 1994, would result in a decrease in the net loss for the year ended June 30, 1995 by $868,077 due to a reduction in interest expense relating to the repayment of debt. The reduction in interest expense would result in a decrease of $.51 in the net loss per share to $(1.14) per share for the year ended June 30, 1995.


NOTE 3.  INCOME TAXES

Income taxes are computed based on the provisions of SFAS 109, "Accounting for Income Taxes." Under this statement, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when they reverse or are realized. The income tax benefit differs from the amount computed by applying the statutory federal income tax rates to the loss before income taxes for the following reasons:

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INCOME TAXES (continued)

                                                            Years ended June 30,
                                                          ------------------------
                                                             1996         1995
                                                          -----------  -----------
     Income tax benefit at statutory federal income
      tax rate applied to loss before income taxes        $ (966,000)  $ (957,283)
     State income tax benefit, net of federal income
      tax benefit                                           (110,000)    (111,495)
     Amortization of goodwill                                 34,000       58,272
     Reorganization premium and other                         11,000      200,294
     Tax benefit not currently recognizable                1,031,000      810,212
                                                          ----------   ----------

                                                          $       --   $       --
                                                          ==========   ==========

Significant components of deferred tax assets and liabilities at June 30, 1996 are as follows:

     Deferred tax assets
      Net operating loss carryforwards                                 $2,474,000
      Other                                                                16,800
                                                                       ----------

     Net deferred tax assets                                            2,490,800

     Valuation allowance                                               (2,490,800)
                                                                       ----------

                                                                       $       --
                                                                       ==========

The valuation allowance at July 1, 1995 was approximately $1,414,000.

For federal income tax purposes, the Company has net operating loss carryforwards of approximately $6,500,000 which expire in 2007 through 2011.
The utilization of the tax loss carryforwards may be limited in future years due to the application of certain provisions of the Internal Revenue Code.


NOTE 4.  MAJOR CUSTOMERS

Approximately 14% and 27% of the Company's net sales in its years ended June 30, 1996 and 1995, respectively, were outside the United States, primarily to Japan, Germany, England, Canada and Malaysia. Sales to two customers in Thailand and Taiwan represented 10% and 6% of net sales, respectively, for fiscal 1995.


NOTE 5.  RELATED PARTY TRANSACTIONS

Transactions and outstanding balances with related parties are summarized as follows:

                                     1996     1995
                                   -------  -------

     Patent and legal costs        $31,931  $ 7,173
     Inventory purchases            35,079   21,617
     Commissions and royalties      77,023   81,250
     Consulting fees                44,475   69,608
     Debt and stock issue costs         --   41,910


                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  RELATED PARTY TRANSACTIONS (continued)

PATENT COSTS Patent applications and renewal fees were paid to a director and officer's firm which provides patent counsel to the Company.

INVENTORY PURCHASES Inventory is occasionally purchased from unrelated companies owned by certain officers and stockholders of GTS.

COMMISSIONS AND ROYALTIES In Decmber 1995, the GTS entered into an agreement expiring December 31, 1997 with David Leadbetter, a renowned golf instructor and a stockholder. The agreement provides that GTS will pay Mr. Leadbetter a royalty equal to 10% of net sales, as defined, from the sale of golf products under "The Leadbetter Collection," except "The Coach," for which Mr. Leadbetter will receive 5% of net sales. GTS has guaranteed to pay, in monthly installments, minimum royalties of $95,000 per year, plus up to an additional $25,000 per product per year in the event that certain additional products developed by third parties are added to "The Leadbetter Collection." Additionally, GTS issued warrants to Mr. Leadbetter to purchase up to 24,879 shares of the common stock of GTS at an exercise price of $3.316 per share through May 2, 1999. At June 30, 1996 royalties of $49,471 were payable to Mr. Leadbetter.

In February 1996, GTS entered into a five year exclusive distribution agreement to distribute all audio, video newsletters, seminars, and all other books and other training materials produced by Dr. Bob Rotella. The agreement provides royalties of 10% on all related products and services sold. Additionally, GTS guarantees a minimum royalty paid monthly on all products, except the newsletter, of $50,000 per year in the first year increasing by 10% each year in the second and the third years, and a $25,000 minimum guarantee on a newsletter beginning with its initial publication. Additionally, options as to 35,000 shares are to be granted, 15,000 in fiscal 1996 and 10,000 on each anniversary date of the agreement for two years.

Subsequent to June 30, 1996, GTS entered into a five year distribution agreement to distribute all audio, video, computer programs, mechanical and other training devices or material developed jointly with Independent Golf Research Corporation and Dave Pelz. The agreement provides royalties of 10% on all related products sold. Additionally, GTS guarantees a minimum royalty paid monthly on all products of $75,000 per year and increasing by 10% on each anniversary date of the agreement. Additionally, options as to 55,000 shares are to be granted, 15,000 in fiscal 1996 and 10,000 on each anniversary date of the agreement for four years. GTS has also granted to Pelz, an option to purchase 100,000 shares of STS at $5.00 per share exercisable through July 31, 2001.

CONSULTING FEES GTS has a three-year agreement expiring in 1997 with a national marketing consulting firm owned by a director to provide certain marketing, promotions and sales consulting under which the consulting firm would receive $4,000 per month in addition to quarterly bonuses based upon net sales. Also, the Company issued warrants to the consulting firm to purchase 16,586 shares of common stock at $3.316 per share. The value assigned to the warrants issued to the consulting firm was $1.58 per warrant resulting in additional sales expense of $26,272 during fiscal 1995.


NOTE 6.  LEASES

The Company leases office/warehouse space and equipment under noncancelable operating leases. Future minimum lease payments under leases with initial or remaining noncancelable lease terms in excess of one year as of June 30, 1996, are as follows:

   Year ending:
      June 30, 1997          $68,699
      Thereafter              16,028
                             -------
                             $84,727
                             =======

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  COMMITMENTS

Rent expense totaled $60,585 for fiscal 1996 and $71,864 for fiscal 1995.

The Company assumed a Patent Purchase and Payment Agreement between a stockholder and the inventor of "The Coach." Under the terms of the agreement, the Company has agreed to pay the inventor $25,000 in one lump sum and an additional royalty fee in the amount of $5 per system sold within the United States and approximately 1.5% of net sales, as defined, of "The Coach" outside the United States, payable quarterly.


NOTE 8.  NOTES PAYABLE

From May 1994 through September 1994, under a private placement, the Company received $1,412,500 of proceeds for senior debentures and stock acquisition rights. These debentures were repaid from the proceeds of the initial public offering in accordance with their terms and the debenture holders received 235,392 shares of the Company's common stock for no additional consideration.

The rights to receive shares of stock for no further consideration were transferable by the debenture holders separate from the debentures, and accordingly, the proceeds from this financing were allocated based on management's estimate of the relative fair value of the debt and the stock acquisition rights which resulted in $826,304 less related issuance costs of $103,437 being credited to paid-in capital and a corresponding discount on the debentures. The remaining unamortized discount at the date of repayment was charged to interest expense. During the fourth quarter of fiscal 1995, management adjusted its previously reported estimate of debt discount by an additional $136,456 to reflect recognition of certain increases in the estimated valuation of the stock acquisition rights.


NOTE 9.  STOCKHOLDERS' EQUITY

On September 28, 1994, Gruv-A-Swing, Inc., a majority stockholder of the Company with no significant operations and no significant assets, other than its investment in the Company, was merged with and into the Company. In connection with the merger, the Company issued 422,939 shares of common stock to the shareholders of Gruv-A-Swing, Inc. The 845,878 shares of the Company held by Gruv-A-Swing, Inc. have been canceled and became authorized but unissued shares of the Company. The transaction has been accounted for under the purchase method of accounting as a purchase of minority interest in a downstream merger. The 422,939 shares of stock issued in the merger were valued at an estimated fair value of $2,072,401. The stock held by Gruv-A-Swing, Inc. had a book value of $(15,838). The resulting $2,088,239 excess of purchase price over net assets acquired has been recorded as goodwill. Additionally, a reorganization premium of $589,099 was charged to operations in connection with the difference in fair value of the shares exchanged in the Plan of Recapitalization by the former Class B stockholders other than Gruv-A-Swing, Inc.

On March 9, 1995, Golf Training Systems, Inc.'s registration statement relating to the initial public offering of 850,000 units, consisting of an aggregate of 850,000 shares of its common stock and 850,000 redeemable common stock purchase warrants filed with the Securities and Exchange Commission, was declared effective.

In connection with the public offering, the Company adopted the Amended and Restated Articles of Incorporation (Restated Articles) and a Plan of
Recapitalization.   Under the Restated Articles, the maximum number of
authorized shares increased to 43,000,000, consisting of 40,000,000 shares of common stock with a $.01 par value and 3,000,000 shares of preferred stock with a $.01 par value. The Restated Articles eliminated the two classes of common stock previously authorized, issued and outstanding, as well as the liquidation preference associated with the previous Class A common stock and all the preemptive rights to which the stockholders were entitled by law.

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY (continued)

Under the Plan of Recapitalization, all common stock then issued and outstanding was converted into the Company's new common stock through a 6.02923-for-1 reverse stock split. All outstanding stock purchase warrants were automatically adjusted for the reverse stock split. The financial statements have been prepared to give retroactive effect to the stock split, and accordingly, all share and per share data have been restated.

On April 11, 1996, the Company completed a Regulation S private placement of $4,150,000 of Series A convertible preferred stock. The Company has designated 600 of the 3,000,000 previously authorized preferred stock as Series A preferred stock, par value $.01 with the following rights and preferences. One-third of the Series A preferred stock is convertible beginning 45 days subsequent to April 11, 1996, two-thirds of the Series A preferred stock is convertible after 75 days, and all remaining Series A preferred stock is convertible after 105 days into shares of common stock of the Company based upon a conversion formula which among other things includes an 8% return for all outstanding days as preferred stock and at a conversion price of the lesser of $4.1625 per common share or 85% of the average closing price for the five days prior to the date of conversion. Each share of Series A preferred stock outstanding on March 22, 1999 automatically converts into common stock of the Company at the above conversion formula. The Company has the right to redeem for cash any Series A preferred stock presented for conversion at the above conversion formula amounts or at a stated value including a premium amount for the three years subsequent to April 11, 1996. The Series A preferred stock is also subject to certain liquidation and dilution preferences and has no voting rights. At June 30, 1996, 17 preferred shares had been converted into common stock of the Company.

WARRANTS The Company has issued 1,319,374 warrants to purchase shares of its common stock to certain advisors, investors and management personnel of the Company. Of these warrants, 197,374 are exercisable at any time for $3.316 per share of common stock and expire in varying amounts ranging from November 1996 to June 1999. Additionally, the Company issued in its initial public offering, warrants for an additional 850,000 shares to investors and warrants for an additional 170,000 shares to the Underwriters of the offering. Each of the 850,000 warrants issued to the investors entitles the holder to purchase one share of common stock at $7.20 per share until March 2000 and are redeemable by the Company at $.10 per warrant provided that the market price of the Company's common stock equals or exceeds $9.00 for certain trading periods. The 170,000 underwriter's warrants are exercisable, 85,000 at $9.32 and 85,000 at $7.36 beginning March 1998 until March 2000.

The Company has also issued to the underwriters of the above referenced private placement warrants for the purchase of 99,000 shares of common stock exercisable at the lower of $4.1625 or the average of certain trades until March 2001. The Company has also issued warrants for 3,000 shares exercisable at various amounts for services to the Company. At June 30, 1995, the Company has reserved 1,319,374 shares of its common stock for issuance in connection with warrants.

STOCK OPTIONS The Company has elected to follow Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options, because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee stock options. The exercise price of the Company's employee stock options equaled the market price of the underlying stock on the date of grant and no compensation expense is recognized.

In October 1994, the Company adopted a stock option plan (the Plan) under which 230,000 shares of the Company's common stock are reserved for issuance. Under the Plan, employees, officers and directors, consultants and advisors to the Company are eligible to receive incentive stock options or options that do not qualify as

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY (continued)

incentive options. Incentive options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive option granted to a stockholder owing more than 10% of the outstanding common stock may not exceed five years, and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. The provisions of the Plan also provide for the automatic grant of stock options to purchase shares of common stock to directors of the Company who are not employees or principal stockholders of the Company. Options to purchase 285,000 shares and 55,000 shares of the Company's common stock were granted at exercise prices ranging from $1.375 to $6.25 during fiscal 1996 and subsequent to June 30, 1996, respectively. Options as to 132,400 shares were cancelled and options as to 100,000 shares were exercised during fiscal 1996. Options to purchase 117,400 shares of the Company's common stock at an exercise price of $6.00 to $6.25 per share were granted during fiscal 1995. Options as to 143,000 shares are immediately exercisable and the remaining options vest over a period of three to four years. No options were exercised during fiscal 1996 and 1995. Consulting expense was charged for $306,000 during fiscal 1996 as a result of the granting of certain options and no amount was charged to expense during fiscal 1995.


NOTE 10.  PARENT COMPANY ONLY FINANCIALS

                          GOLF TRAINING SYSTEMS, INC.
                                 BALANCE SHEET
                                 June 30, 1996

                       ASSETS
Current assets:
 Cash and cash equivalents                                          $ 1,677,633
 Receivables, net                                                       209,942
 Inventories                                                            430,141
 Prepayments                                                             62,807
                                                                    -----------
  Total current assets                                                2,380,523
Net property and equipment                                              225,626
Other assets:
 Investment in STS                                                    1,533,392
 Intangible assets, net                                               1,759,188
 Other                                                                    7,123
                                                                    -----------
Total Assets                                                        $ 5,905,852
                                                                    ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $   281,576
 Other accrued expenses                                                 112,682
                                                                    -----------
  Total current liabilities                                             394,258
Stockholders' equity:
 Preferred Stock, no par value; 3,000,000 shares authorized;
  Series A, $.01 par value;  600 shares authorized, 398 shares
   issued                                                             3,980,000
 Common Stock, $.01 par value, 10,000,000 shares authorized;
  2,393,050 shares issued                                                23,931
 Paid-in capital                                                      8,775,059
 Accumulated deficit                                                 (7,267,396)
                                                                    -----------
  Total stockholders' equity                                          5,511,594
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 5,905,852
                                                                    ===========

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  PARENT COMPANY ONLY FINANCIALS (Continued)

                            STATEMENTS OF OPERATIONS

                                                        Years ended June 30,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
Net sales                                            $ 1,428,173   $   652,620
Cost of Sales                                          1,094,333       516,539
                                                     -----------   -----------
 Gross margin                                            333,840       136,081
Operating Expenses:
 Selling and marketing                                 1,290,722       612,416
 General and administrative                            1,337,095       652,375
 Depreciation and amortization                           280,880       224,942
 Research and development                                 28,089        38,392
                                                     -----------   -----------
  Total operating expenses                             2,936,786     1,528,125
                                                     -----------   -----------
Operating loss                                        (2,602,946)   (1,392,044)
 Equity in loss of subsidiary                           (266,608)           --
 Other income (expense)                                  127,838    (1,423,495)
                                                     -----------   -----------
Net Loss                                             $(2,741,716)  $(2,815,539)
                                                     ===========   ===========

                            STATEMENTS OF CASH FLOWS

                                                        Years ended June 30,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
Cash flows from operating activities:
 Net loss                                            $(2,741,716)  $(2,815,539)
 Equity in loss of subsidiary                            266,608            --
 Depreciation and amortization                           318,232       224,942
 Reorganization premium                                       --       589,099
 Amortization of debt discount and
  issuance costs                                              --       868,077
 Issuance of common stock and warrants
  for services                                           307,000        26,272
 Changes in operating assets and liabilities:
   Receivables                                          (170,551)        1,257
   Inventories                                          (204,294)     (155,517)
   Prepayments and other assets                           18,978       (65,099)
   Accounts payable                                      188,578        (1,063)
   Accrued expenses and other liabilities                 34,624        20,109
                                                     -----------   -----------
  Net cash used by operating activities               (1,982,541)   (1,307,462)
Cash flows from investing activities:
 Purchase of equipment and leasehold improvements       (142,716)     (160,624)
 Investment in STS                                    (1,800,000)           --
 Payments for patents and trademarks and other           (35,202)       (6,514)
                                                     -----------   -----------
  Net cash used by investing activities               (1,977,918)     (167,138)
Cash flows from financing activities:
 Debt issuance costs                                          --       (66,917)
 Proceeds from issuance of debentures                         --       700,000
 Proceeds from sale of stock, net of issuance costs    3,729,914     3,631,458
 Proceeds from sale of warrants                          250,000            --
 Repayment of debentures                                      --    (1,412,500)
                                                     -----------   -----------
  Net cash provided by financing activities            3,979,914     2,852,041
                                                     -----------   -----------
Net increase in cash and cash equivalents                 19,455     1,377,441
Cash and cash equivalents at beginning of period       1,658,178       280,737
                                                     -----------   -----------
Cash and cash equivalents at end of period           $ 1,677,633   $ 1,658,178
                                                     ===========   ===========