Form 10QSB
period 1996-09-30
GOLF TRAINING SYSTEMS INC
filed 1996-11-04
CIK 879712

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

                                   (Mark One)


[X] Quarterly Report Under Section 13 or 15(d ) of the Securities Exchange Act
     of 1934 For the Period Ended   September 30, 1996
                                       or

[ ] Transition Report Under Section 13 or 15(d ) of the Securities Exchange Act
     of 1934 For the TransitionPeriod Ended From                to

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

                                 Not applicable
   (Former name, former address and fiscal year, if changed since last report)

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

Common Stock, $.01 Par Value - 3,033,791 shares as of October 25, 1996.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           GOLF TRAINING SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets


                                                                        September 30,              June 30,
                                                                            1996                     1996
                                                                        ------------           -------------
                                                                        (Unaudited)                (Note)
                            ASSETS
Current Assets:
   Cash and cash equivalents                                            $  1,184,474           $   2,009,820
   Receivables, net                                                          127,611                 164,304
   Inventories                                                               513,563                 430,141
   Prepayments                                                                88,517                  62,807
                                                                        ------------           -------------
   Total Current Assets                                                    1,914,165               2,667,072

Equipment and Improvements, net                                              519,816                 225,626

Other Assets:
   Intangible assets, net                                                  2,679,492               2,760,771
   Other                                                                     115,523                 271,123
                                                                        ------------           -------------
                                                                        $  5,228,996           $   5,924,592
                                                                        ============           =============
             LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts payable                                                     $    387,205           $     300,316
   Accrued expenses                                                          113,963                 112,682
                                                                        ------------           -------------
   Total Current Liabilities                                                 501,168                 412,998

Stockholders' Equity:
   Preferred stock, $.01 par value;
     3,000,000 shares authorized:
       Series A, $.01 par value; 600 shares authorized,
       312 and 398 shares issued, respectively                             3,120,000               3,980,000
   Common stock, $.01 par value;
     10,00,000 shares authorized; 3,033,791 and
     2,393,050 shares issued, respectively                                    30,338                  23,931
   Additional paid-in capital                                              9,628,652               8,775,059
   Accumulated deficit                                                    (8,051,162)             (7,267,396)
                                                                        ------------           -------------
 Total Stockholders' Equity                                                4,727,828               5,511,594
                                                                        ------------           -------------
                                                                        $  5,228,996           $   5,924,592
                                                                        ============           =============

     Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                The accompanying note is an integral part of the
                  condensed consolidated financial statements.



                           GOLF TRAINING SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                                                      Three Months Ended
                                                                                        September 30,
                                                                                 ---------------------------
                                                                                     1996            1995
                                                                                 ------------    -----------
Net sales                                                                        $    286,190    $   268,663
Cost of sales                                                                         222,264        213,063
                                                                                 ------------    -----------
Gross margin                                                                           63,926         55,600

Operating expenses:
   Selling and marketing                                                              319,307        310,806
   General and administrative                                                         565,131        238,843

                                                                                 ------------    -----------
                                                                                      884,438        549,649
                                                                                 ------------    -----------
   Operating loss                                                                    (820,512)      (494,049)

Other income (expense)                                                                 36,746         22,532
                                                                                 ------------    -----------
Net loss                                                                         $   (783,766)   $  (471,517)
                                                                                 ============    ===========
Net loss per share                                                               $       (.26)   $      (.21)
                                                                                 ============    ===========
Weighted average common shares                                                      2,971,980      2,206,570
                                                                                 ============    ===========

                The accompanying note is an integral part of the
                  condensed consolidated financial statements.




                           GOLF TRAINING SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          Three Months Ended September 30,
                                                                       -------------------------------------
                                                                            1996                    1995
                                                                       -------------           -------------
Cash flows used in operating activities                                $    (659,388)          $    (468,071)

Cash flows used in investing activities                                     (165,958)                (31,642)

Cash flows from financing activities                                              --                      --
                                                                       -------------           -------------
   Net increase (decrease) in cash and cash equivalents                     (825,346)               (499,713)

Cash and cash equivalents at beginning of period                           2,009,820               1,658,178
                                                                       -------------           -------------
Cash and cash equivalents at end of period                             $   1,184,474           $   1,158,465
                                                                       =============           =============

                The accompanying note is an integral part of the
                  condensed consolidated financial statements.







                           GOLF TRAINING SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)

     1. Basis of Presentation The accompanying unaudited condensed financial statements of Golf Training Systems, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.
Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.
Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended
June 30, 1997. For further information, refer to the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.

     2. Inventories  The components of inventory consist of the following:

                                                      September 30,         June 30,
                                                          1996                1996
                                                    ---------------     ---------------
                  Raw materials                     $       312,405     $       237,021
                  Finished goods                            201,158             193,120
                                                    ---------------     ---------------
                                                    $       513,563     $       430,141
                                                    ===============     ===============




Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
         Results of Operations

Results of Operations

     Net sales (gross sales less returns and allowances) for the three month period ended September 30, 1996 increased to $286,190 from $268,663 for the three month period ended September 30, 1995, an increase of approximately 7%.
The  backlog  of  unshipped  orders  at  September  30,  1996 was  approximately
$105,000.

     The  final  introduction  of  products  in The  Leadbetter  Collection,  as introduced at the annual PGA Show in January 1996, completed the initial product line in the area of swing improvement for golfers.  The Company has committed to additional  sales resources which the Company  anticipates will add sales growth in the retail golf  products  market.  During  February  1996,  the Company also announced  an  alliance  with a leading  sports  psychologist.  The  Company has developed and added an entire line of products on an exclusive  basis,  targeted to .performance  enhancement for business people,  initially, and to be expanded to golf and all other sports, ultimately.  During August and September 1996, The
Company  continued to introduce new products being developed by Dave Pelz in the area of putting and the short game, and through Sports  Training  Systems,  LLC,
(STS) a business venture with Biomechanics,  Inc, which management believes will continue to enhance its strategy of full  product  lines and the use of advanced computer aided teaching technology. STS owns certain technology licensing rights for  three-dimensional  human  movement  analysis and computer  animation in the sports training industry. The Company believes that such technology provides the most  accurate  full body  swing  evaluation  and makes  the  results  easier to
understand   through  real-time   three-dimensional   virtual  reality  computer
animation  of  body  and  golf  club   motions  and  instant   feedback  of  all
biomechanical performance data.

     Cost of sales as a percentage of net sales was approximately 78% in the three month period ended September 30, 1996, as compared to approximately 79% in the three month period ended September 30, 1995. These changes reflect the impact of the increased sales of other new higher margin products.

     Selling and marketing expenses increased approximately 3% in the three month period ended September 30, 1996, as compared to the three month period ended September 30, 1995. The increased selling and marketing expenses reflect the growth in sales and increased selling effort by the Company. General and administrative, depreciation and amortization and research and development expenses increased approximately 137% for the three month period ended September
30, 1996 over comparable amounts for the three month period ended September 30, 1995. The increase reflects the Company's increase in operations, specifically those associated with the development of STS and the newer product lines from Pelz and Rotella.

     The Company had a net loss of $783,766 ($.26 per share) for the three month period ended September 30, 1996 compared to a net loss of $471,517 ($.21 per share) for the three month period ended September 30, 1995. The net loss and net loss per share amounts primarily reflect the increased cost of operations from the additional expenses from Pelz and Rotella product lines as well as additional expenses of STS.

Liquidity and Sources of Capital

     At September 30, 1996, the Company had working capital of $1,412,997, including $1,184,474 of cash and cash equivalents. The Company's strategy of growth into the retail market and international sales and the continued introduction of new products including the STS 3D products will require additional funds to implement. The Company has no commitments and no assurance additional funds will be available or if so, will be sufficient to continue to implement such strategy. The Company had a negative cash flow from operations of $659,388 for the three month period ended September 30, 1996 and a negative cash flow from operations of $468,071 for the three month period ended September 30, 1995. The negative cash flow from operations reflects the increased expenses discussed above.




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

Item 6.  Other Information.

         (a)      Exhibits.

                  Exhibit 11  Statement Re: Computation of Earnings Per Share.

         (b)      Reports on Forms 8-K.  The Company filed one report on Form
                  8-K dated October 4, 1996 regarding the appointment of Director Thomas W. Tripp.




                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  GOLF TRAINING SYSTEMS, INC.
                                                        (Registrant)



Date    November 1, 1996                          /s/ Wayne C. McDonald
     --------------------                       -------------------------
                                                   Wayne C. McDonald
                                           Chairman and Chief Executive Officer



                           GOLF TRAINING SYSTEMS, INC.


EXHIBIT 11 - Statement Re: Computation of Earnings Per Share



                                                                                        Three Months ended
                                                                                          September 30,
                                                                                   ---------------------------
                                                                                       1996            1995
                                                                                   ------------    -----------
Primary and fully diluted:
   Weighted average shares outstanding
     during the period                                                                2,971,980      2,188,021
   Effect of common stock acquisition rights
     and warrants granted subsequent to
     October 19, 1993 computed in accordance
     with the treasury stock method as required
      by the SEC (1).                                                                        --         18,549
                                                                                   ------------     ----------
   Total weighted average common shares                                               2,971,980      2,206,570
                                                                                   ============     ==========
Net loss                                                                           $   (783,766)    $ (471,517)
                                                                                   ============     ==========
Net loss per share                                                                    $(.26)           $(.21)
                                                                                      =====            =====



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

