Form 10QSB
period 1996-12-31
GOLF TRAINING SYSTEMS INC
filed 1997-02-12
CIK 879712

United States
                       Securities and Exchange Commission
                            Washington, D. C. 20549


                                  FORM 10-QSB

                                   (Mark One)


     [X] Quarterly Report Under Section 13 or 15(d ) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1996 or
     [ ] Transition Report Under Section 13 or 15(d ) of the Securities Exchange
 Act of 1934 For the Transition Period Ended From     to

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

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Common Stock, $.01 Par Value - 3,324,851 shares as of February 3, 1997.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          GOLF TRAINING SYSTEMS, INC.
                     Condensed Consolidated Balance Sheets

                                         December 31,            June 30,
                                            1996                   1996
                                          ---------             ---------
                                         (Unaudited)               (Note)
        ASSETS
Current Assets:
  Cash and cash equivalents ..............$ 405,499             $2,009,820
  Receivables, net .......................  257,246                164,304
  Inventories ............................  452,137                430,141
  Prepayments ............................   70,999                 62,807
                                          ---------              ---------
        Total Current Assets              1,185,881              2,667,072

Equipment and Improvements, net ..........  527,091                225,626

Other Assets:
  Intangible assets, net .................2,596,811              2,760,771
  Other ..................................  115,523                271,123
                                          ---------              ---------
                                         $4,425,306             $5,924,592
                                          =========              =========

        LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
  Accounts payable .......................$ 117,258              $ 300,316
  Accrued expenses .......................  105,483                112,682
                                          ---------              ---------
        Total Current Liabilities           222,741                412,998

Stockholders' Equity:
  Preferred stock, $.01 par value;
   3,000,000 shares authorized:
    Series A, $.01 par value; 600
    shares authorized, 284.5 and 398
    shares issued, respectively ..........2,845,000              3,980,000
  Common stock, $.01 par value;
   10,00,000 shares authorized;
    3,230,774 and 2,393,050 shares
    issued, respectively .................   32,308                 23,931
  Additional paid-in capital .............9,901,682              8,775,059
  Accumulated deficit ...................(8,576,425)            (7,267,396)
                                         ----------             ----------
        Total Stockholders' Equity        4,202,565              5,511,594
                                         ----------             ----------
                                         $4,425,306             $5,924,592
                                          =========              =========

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of the condensed consolidated financial statements.


                          GOLF TRAINING SYSTEMS, INC.
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                Three Months Ended            Six Months Ended
                                    December 31,                December 31,
                               ----------------------     ---------------------
                                  1996         1995         1996         1995
                               ---------     --------     ---------   ---------

Net sales .....................$ 771,253    $ 321,440    $1,057,443   $ 590,109
Cost of sales .................  478,574      220,780       700,838     433,843
                               ---------    ---------    ----------   ---------
Gross margin ..................  292,679      100,660       356,605     156,266

Operating expenses:
  Selling and marketing .......  343,685      276,603       662,991     587,409
  General and administrative ..  422,910      382,047       987,125     620,890
  Research and development ....   65,277           --        66,194          --
  Non-cash non-recurring items        --      612,000            --     612,000
                               ---------    ---------     ---------   ---------
                                 831,872    1,270,650     1,716,310   1,820,299
                               ---------    ---------     ---------   ---------
  Operating loss .............. (539,193)  (1,169,990)   (1,359,705) (1,622,313)

Other income(expense) .........   13,930       19,194        50,676      41,720
                               ---------    ---------     ---------   ---------

Net loss .................... $(525,263)  $(1,150,796)  $(1,309,029)$(1,622,313)
                               ========    ==========    ==========  ==========
Net loss per share ..........   $(.17)       $(.32)        $(.41)      $(.73)
                                =====        =====         =====       =====
Weighted average
common shares ............... 3,073,484     2,249,348     3,176,509   2,227,958
                              =========     =========     =========   =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GOLF TRAINING SYSTEMS, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                  Six Months Ended December 31,
                                                 ------------------------------
                                                     1996               1995
                                                 ------------        ----------
Cash flows used in operating activities ........ $(1,281,268)        $(963,393)

Cash flows used in investing activities ........    (323,053)          (69,613)

Cash flows provided by financing activities ....          --           250,000
                                                 -----------         ----------
  Net increase (decrease) in cash and
   cash equivalents ............................ (1,604,321)          (783,006)

Cash and cash equivalents at beginning
   of period ...................................  2,009,820          1,658,178
                                                -----------          ---------

Cash and cash equivalents at end of period .... $   405,499          $ 875,172
                                                ===========          =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                          GOLF TRAINING SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                               December 31, 1996
                                  (Unaudited)

1.  BASIS  OF  PRESENTATION  The  accompanying   unaudited  condensed  financial
statements  of Golf Training  Systems,  Inc. (the Company) have been prepared in accordance with generally accepted  accounting  principles for interim financial information  and  with the  instructions  to Form  10-QSB  and  Regulation  S-B.
Accordingly,  they do not include all the information and footnotes  required by generally accepted accounting principles for complete financial  statements.  In the opinion of  management,  all  adjustments  (consisting  of normal  recurring items)  considered  necessary  for  a  fair  presentation  have  been  included.
Operating  results for the three and six month periods  ended  December 31, 1996 are not necessarily  indicative of the results that may be expected for the year ended June 30, 1997.  For further  information,  refer to the audited  financial statements and notes thereto  included in the Company's Form 10-KSB for the year ended June 30, 1996.


2. INVENTORIES  The components of inventory consist of the following:
                                      December 31,     June 30,
                                         1996            1996
                                       --------        --------
                Raw materials          $143,418        $237,021
                Finished goods          308,719         193,120
                                       --------        --------
                                       $452,137        $430,141
                                       ========        ========


3. WARRANTS The Company extended the expiration date of 197,374 warrants until November 25, 1997 at an exercise price of $3.00 per warrant. Such warrants are callable by the Company if the common stock of the Company trades at a minimum of $3.75 for ten consecutive days, as defined.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales (gross sales less returns and allowances) for the three and six month periods ended December 31, 1996 increased to $771,253 and $1,057,443 from $321,440 and $590,109, respectively, for the three and six month periods ended
December 31, 1995, an increase of approximately 140% and 79%, respectively.

The increase in sales is the result of the additional acceptance of the Company's complete product lines introduced during 1996, which incorporate the Leadbetter Collection, Rotella and Pelz lines. Further, the Company's increased marketing efforts and strategy into retail distribution as compared to only minor retail and direct response distribution has furthered the sales growth.
The Company continues to introduce new products being developed by Dave Pelz in the area of putting and the short game.

Gross margins  increased to 38% and 34% in the three and six month periods ended
December 31, 1996, respectively, as compared to approximately 33% and 26% in the three and six month periods ended December 31, 1995, respectively. These changes reflect the impact of the increased sales of other new higher margin products.

Selling and marketing expenses increased approximately 24% and 13% in the three and six month periods ended December 31, 1996, respectively, as compared to the three and six month periods ended December 31, 1995. The increased selling and marketing expenses reflect the growth in sales and increased selling effort by the Company, particularly into the retail distribution channel. General and administrative, depreciation and amortization and research and development expenses increased approximately 28% and 70% for the three and six month periods ended December 31, 1996 over comparable amounts for the three and six month periods ended December 31, 1995. The increase reflects the Company's increase in operations, specifically those associated with the development of Sports
Training Systems, LLC (STS) which develops certain motion capture licensing rights for golf swing analysis and training, and the Company's newer product lines from Pelz and Rotella. As the Company moves from its product development stage into the distribution stage, management is currently intent on achieving the proper level of selling and administrative expenses to match its expected level of operations.

The Company had a net loss of $525,263 ($.17 per share) and $1,309,029 ($.41 per
share)  for  the  three  and  six  month  periods   ended   December  31,  1996,
respectively,  compared  to a net  loss  of  $1,150,796  ($.32  per  share)  and
$1,622,313  ($.73 per share) for the three and six month periods ended  December
31, 1995,  respectively.  The net loss and net loss per share amounts  primarily reflect the increased cost of operations from the additional  expenses from Pelz and Rotella product lines as well as additional expenses of STS partially offset by a  reduction  in the  noncash  charge  for  the  issuance  of  warrants  to a consultant of the Company during the three month period ended December 31, 1995.


LIQUIDITY AND SOURCES OF CAPITAL

At December 31,  1996,  the Company had working  capital of $963,140,  including
$405,499 of cash and cash equivalents. The Company's strategy of growth into the retail market and international sales and the continued introduction of new products will require additional funds to implement. The Company is currently seeking additional capital to meet these needs. The Company has no commitments and no assurance additional funds will be available or if so, will be sufficient to continue to implement such strategy.

The Company had a negative cash flow from operations of $1,604,321 for the six month period ended December 31, 1996 and a negative cash flow from operations of $783,006 for the six month period ended December 31, 1995. The negative cash flow from operations reflects the increased expenses discussed above.


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

        (a)     Not applicable.
        (b)     Not applicable.

Item 3. Defaults Upon Senior Securities.

        (a)     Not applicable.
        (b)     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on November 25, 1996 and December 23, 1996. Proposal 1 was to amend the Company's Certificate of
Incorporation  to divide the Board of directors into three classes of Directors.
1,165,063 votes were cast to approve, 1,875,578 votes were cast against or abstained from voting. The Proposal was defeated. The following directors were elected at the meeting to serve a one year term expiring in 1997 (Proposal 2) at the annual meeting of the stockholders: Wayne C. McDonald, George P. Lee III,
Parker Smith,  Nicholas J.  Aquilino,  Richard E. White,  Daniel A. Gordon,  and
Thomas W. Tripp, 2,559,660 votes were cast to approve, 484,031 votes were cast against or abstained from voting. Proposal 3 was to increase the number of shares of common stock authorized for issuance and to remove certain exercise and vesting requirements for Director Options under the Company's 1994 Stock option Plan, 2,359,089 shares were cast to approve and 678,702 shares were cast against or abstained from voting.

Item 5. Other Information.

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits.
                Exhibit 11  Statement Re: Computation of Earnings Per Share.

(b)     Reports on Forms 8-K.
        Report filed as of October 30, 1996 regarding certain matters pertaining to the conversion rights of the preferred stock holders.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GOLF TRAINING SYSTEMS, INC.
                                            ---------------------------
                                                    (Registrant)



Date    February 12, 1997                       /s/ Wayne C. McDonald
      -------------------                    --------------------------
                                                 Wayne C. McDonald
                                        Chairman and Chief Executive Officer


GOLF TRAINING SYSTEMS, INC.

EXHIBIT 11 - Statement Re: Computation of Earnings Per Share


                                  Three Months Ended        Six Months ended
                                      December 31,            December 31,
                                ----------------------   ----------------------
                                   1996         1995        1996         1995
                                ---------    ---------   ---------    ---------
Primary and fully diluted:
 Weighted average shares
  outstanding during the period 3,073,484    2,330,799   3,176,509    2,209,409
 Effect of common stock
  acquisition rights and
  warrants granted subsequent
  to October 19, 1993computed
  in accordance with the
  treasury stock method as
  required by the SEC (1).            --       18,549           --       18,549
                               ---------    ---------   ----------    ---------
Total weighted average
 common shares                 3,073,484    2,249,348    3,176,509    2,227,958
                               =========    =========    =========    =========

Net loss                       $(525,263) $(1,150,796) $(1,309,029) $(1,622,313)

Net loss per share                $(.17)      $(.32)      $(.41)        $(.73)




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

