Form 10QSB
period 1997-03-31
GOLF TRAINING SYSTEMS INC
filed 1997-05-09
CIK 879712

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

                                   (Mark One)


     [X] Quarterly Report Under Section 13 or 15(d ) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997 or
     [ ] Transition Report Under Section 13 or 15(d ) of the Securities Exchange
Act of 1934 For the Transition Period Ended From       to
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

Common Stock, $.01 Par Value - 3,442,749 shares as of April 28, 1997.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           GOLF TRAINING SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets

                                                                          March 31,                June 30,
                                                                            1997                     1996
                                                                        ------------           -------------
                                                                         (Unaudited)                (Note)
                            ASSETS
Current Assets:
   Cash and cash equivalents .......................................... $    235,635           $   2,009,820
   Receivables, net ...................................................      296,005                 164,304
   Inventories ........................................................      386,574                 430,141
   Prepayments ........................................................       55,157                  62,807
                                                                        ------------           -------------

   Total Current Assets ...............................................      973,371               2,667,072

Equipment and Improvements, net .......................................      516,500                 225,626

Other Assets:
   Intangible assets, net .............................................    2,513,484               2,760,771
   Other ..............................................................      115,523                 271,123
                                                                        ------------           -------------

                                                                        $  4,118,878           $   5,924,592
                                                                        ============           =============

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts payable ................................................... $    195,203           $     300,316
   Accrued expenses ...................................................      143,377                 112,682
                                                                        ------------           -------------

   Total Current Liabilities ..........................................      338,580                 412,998

Stockholders' Equity:
   Preferred stock, $.01 par value;
     3,000,000 shares authorized:
       Series A, $.01 par value; 600 shares authorized,
       225.5 and 398 shares issued, respectively ......................    2,255,000               3,980,000
   Common stock, $.01 par value;
     10,00,000 shares authorized; 3,442,749 and
     2,393,050 shares issued, respectively ............................       34,427                  23,931
   Additional paid-in capital .........................................   10,490,929               8,775,059
   Accumulated deficit ................................................   (9,000,058)             (7,267,396)
                                                                        -------------          -------------
   Total Stockholders' Equity .........................................    3,780,298               5,511,594
                                                                        ------------           -------------

                                                                        $  4,118,878           $   5,924,592
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


                           GOLF TRAINING SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended                Nine Months Ended
                                                         March 31,                        March 31,
                                                 --------------------------       --------------------------
                                                    1997            1996             1997            1996
                                                 -----------    -----------       -----------    -----------

Net sales ...................................... $   853,001    $   460,990      $  1,910,445    $ 1,051,100
Cost of sales ..................................     539,365        338,154         1,240,203        771,706
                                                 -----------    -----------      ------------    -----------

Gross margin ...................................     313,636        122,836           670,242        279,393

Operating expenses:
   Selling and marketing .......................     315,054        309,162           978,045        899,483
   General and administrative ..................     359,556        270,629         1,346,682        888,898
   Research and development ....................      68,246             --           134,440             --
   Non-cash non-recurring items ................          --       (306,000)               --        306,000
                                                 -----------    ------------     ------------    -----------

                                                     742,856        273,791         2,459,167      2,094,381
                                                 -----------    -----------      ------------    -----------

   Operating loss ..............................    (429,220)      (150,955)       (1,788,925)    (1,814,988)

Other income (expense) .........................       5,587         12,076            56,263         53,795
                                                 -----------    -----------      ------------    -----------

Net loss ....................................... $  (423,633)  $   (138,879)     $ (1,732,662)  $ (1,761,193)
                                                 ============  =============     =============  =============

Net loss per share .............................   $ (.13)        $ (.06)           $(.55)         $ (.77)
                                                   =======        =======           ======         =======

Weighted average common shares .................   3,330,186      2,326,730         3,123,961      2,274,175
                                                 ===========    ===========      ============    ===========

     The accompanying notes are an integral part of the condensed consolidated financial statements.


                           GOLF TRAINING SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                             Nine Months Ended March 31,
                                                                       -------------------------------------
                                                                            1997                    1996
                                                                       -------------           -------------
Cash flows used in operating activities .............................. $  (1,427,424)          $  (1,285,187)

Cash flows used in investing activities ..............................      (346,761)                (98,613)

Cash flows provided by financing activities ..........................            --                 250,000
                                                                       -------------           -------------

   Net increase (decrease) in cash and cash equivalents ..............    (1,774,185)             (1,133,800)

Cash and cash equivalents at beginning of period .....................     2,009,820               1,658,178
                                                                       -------------           -------------

Cash and cash equivalents at end of period ........................... $     235,635           $     524,378
                                                                       =============           =============

     The accompanying notes are an integral part of the condensed consolidated financial statements.





                           GOLF TRAINING SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

1.   Basis of Presentation The accompanying  unaudited  condensed  financial  statements of Golf Training  Systems,
     Inc. (the  Company)  have been  prepared in accordance  with  generally  accepted  accounting  principles  for interim  financial  information  and with the  instructions  to Form 10-QSB and Regulation  S-B.  Accordingly,
     they do not include all the information and footnotes  required by generally  accepted  accounting  principles for complete  financial  statements.  In the opinion of  management,  all  adjustments  (consisting  of normal recurring items) considered  necessary for a fair  presentation have been included.  Operating results for the three and nine month  periods ended March 31, 1997 are not  necessarily  indicative of the results that may be expected  for the year  ended  June  30,  1997.  For  further  information,  refer  to the  audited  financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1996.


2.   Inventories  The components of inventory consist of the following:
                                                        March 31,           June 30,
                                                          1997                1996
                                                    ---------------     ---------------
                  Raw materials                     $       132,865     $       237,021
                  Finished goods                            253,709             193,120
                                                    ---------------     ---------------

                                                    $       386,574     $       430,141
                                                    ===============     ===============


3. Warrants The Company extended the expiration date of 197,374 warrants until November 25, 1997 at an exercise price of $3.00 per warrant. Such warrants are callable by the Company if the common stock of the Company trades at a minimum of $3.75 for ten consecutive days, as defined.





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales (gross sales less returns and allowances) for the three and nine month periods ended March 31, 1997 increased to $853,001 and $1,910,445 from $460,990 and $1,051,100, respectively, for the three and nine month periods ended March
31, 1996, an increase of approximately 85% and 82%, respectively.

The increase in sales is the result of the continued acceptance of the Company's complete product lines introduced during 1996, which incorporate the Leadbetter
Collection, Rotella and Pelz lines. Further, the Company's increased marketing efforts and strategy into retail distribution in fiscal 1997 as compared to only minor retail and direct response distribution in fiscal 1996 has accounted for the sales growth in both volumes and dollars.

Gross margins increased to 37% and 35% in the three and nine month periods ended
March 31, 1997, respectively, as compared to approximately 27% in the three and nine month periods ended March 31, 1996, respectively. These changes reflect the impact of the increased sales of all products and of other new higher margin products introduced during fiscal 1996.

Selling and marketing  expenses  increased  approximately 2% and 9% in the three and nine month  periods ended March 31, 1997,  respectively,  as compared to the three and nine month  periods  ended  March 31,  1996.  The  relative  change in selling  and  marketing  expenses  reflect  the  efforts to  increase  sales and increased  selling  effort  by the  Company  which  began  during  fiscal  1996, particularly into the retail distribution  channel.  General and administrative, depreciation and amortization  and research and development  expenses  increased approximately  58% and 67% for the three and nine month  periods ended March 31,
1997 over  comparable  amounts for the three and nine month  periods ended March
31,  1996.  The  increase   reflects  the  Company's   increase  in  operations,
specifically those associated with the development of the commercial application of STS 3D motion capture technology to golf instruction, and the Company's newer product  lines from Pelz and  Rotella.  As the  Company  moves from its  product development stage into the distribution stage, management is currently intent on achieving the proper level of selling and  administrative  expenses to match its expected level of operations.

The Company had a net loss of $423,633 ($.13 per share) and $1,732,662 ($.55 per share) for the three and nine month periods ended March 31, 1997, respectively, compared to a net loss of $138,879 ($.06 per share) ($444,879 pre noncash items) and $1,761,193 ($.77 per share) for the three and nine month periods ended March
31, 1996, respectively. The net loss and net loss per share amounts primarily reflect the increased sales and cost of operations from the additional expenses from Pelz and Rotella product lines as well as additional expenses of STS partially offset by a $306,000 reduction in the noncash charge for the issuance of warrants to a consultant of the Company during the three month period ended
March 31, 1996.

Liquidity and Sources of Capital

At March 31,  1997,  the  Company  had working  capital of  $634,791,  including
$235,635 of cash and cash equivalents. The Company's strategy of growth into the retail market and international sales and the continued introduction of new products will require additional funds to implement. The Company is currently seeking additional capital and financing to meet these needs. The Company has no commitments and no assurance additional funds will be available or if so, will be sufficient to continue to implement such strategy.

The Company had a negative cash flow from operations of $1,427,424 for the nine month period ended March 31, 1997 and a negative cash flow from operations of $1,285,187 for the nine month period ended March 31, 1996. The negative cash flow from operations reflects the increased expenses and levels of operations discussed above.




                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         The  Company  has  reached  an impasse in its  efforts to  negotiate  a mutually  acceptable  restructuring  of  its  Sports  Training  Systems
         ("STS") business venture with Biomechanics, Inc. and its affiliates. As a result, the Company on April 25, 1997 filed a lawsuit in the Superior
         Court  of Cobb  County,  Georgia  against  Biomechanics,  Inc.  and its affiliates  for failure to perform their duties in connection  with the
         development  of  the  3D  motion  capture   technology  for  commercial
         application to golf training, instruction and teaching. The Company has a 57%  ownership  interest  in  STS,  which  licensed  the  use  of the technology  for golf  applications.  The  Company is unable to forecast when STS may begin to license  third  parties to  operate  retail  golf learning centers utilizing the 3D motion capture  technology to analyze individual golf swings on a fee basis.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.
                  Exhibit 11  Statement Re: Computation of Earnings Per Share.
                  Exhibit 27  Financial Data Schedule

               (b)          Reports on Forms 8-K.
                  Report filed as of February 17, 1997 regarding the election of Daniel A. Gordon as Chief Executive Officer.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                   GOLF TRAINING SYSTEMS, INC.
                                                                          (Registrant)



Date             May 9, 1997                                          /s/ Daniel A. Gordon
    ----------------------------------------                ------------------------------
                                                                        Daniel A. Gordon
                                                                     Chief Executive Officer




                           GOLF TRAINING SYSTEMS, INC.


EXHIBIT 11 - Statement Re: Computation of Earnings Per Share


                                                         Three Months Ended              Nine Months ended
                                                              March 31,                     March 31,
                                                       -------------------------      ------------------------
                                                          1997            1996           1997           1996
                                                       ---------       ---------      ---------      ---------
Primary and fully diluted:
   Weighted average shares outstanding
     during the period ..............................  3,330,186       2,288,021      3,123,961      2,235,466
   Effect of common stock acquisition rights
     and warrants granted subsequent to
     October 19, 1993 computed in accordance
     with the treasury stock method as required
      by the SEC (1). ...............................         --          38,709             --         38,709
                                                     -----------     -----------    -----------    -----------

   Total weighted average common shares .............  3,330,186       2,326,730      3,123,961      2,274,175
                                                     ===========     ===========    ===========    ===========

Net loss .......................................... $   (423,633)  $    (138,879)  $ (1,732,662)  $ (1,761,193)
                                                    ============   =============   =============  =============

Net loss per share ................................     $(.13)         $(.06)         $(.55)           $(.77)
                                                        =====          =====          ======           ======




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

