Form 10KSB
period 1997-06-30
GOLF TRAINING SYSTEMS INC
filed 1997-09-29
CIK 879712

  ------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-KSB
Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997

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

Issuer's revenues for its most recent fiscal year were $2,625,026.

The aggregate market value of the voting stock held by non-affiliates of Issuer at September 17, 1997 was $3,054,233 based on a market price of $0.91 per share.

The number of shares outstanding of Issuer's class of common stock at September
17, 1997 was   3,716,400 shares of common stock.

Documents Incorporated by Reference: Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of Issuer's fiscal year-end are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):  Yes      No  X
                                                                ---     ---

                          GOLF TRAINING SYSTEMS, INC.

                               TABLE OF CONTENTS
                               -----------------
                                                                        Page

PART I
   ITEM 1. DESCRIPTION OF BUSINESS.....................................   1
   ITEM 2. DESCRIPTION OF PROPERTY.....................................  12
   ITEM 3. LEGAL PROCEEDINGS...........................................  13

PART II
   ITEM 4.  MARKET FOR COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.....................................  14
   ITEM 5.  MANAGEMENT'S DISCUSSION AND ANALYSIS
               OR PLAN OF OPERATIONS...................................  16
   ITEM 6.  FINANCIAL STATEMENTS.......................................  20
   ITEM 7.  CHANGES IN AND DISAGREEMENTS WITH
               OR PLAN ON ACCOUNTING AND
               FINANCIAL DISCLOSURE....................................  20

PART III
   ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
               AND CONTROL PERSONS; COMPLIANCE
               WITH SECTION 16(a) OF THE EXCHANGE
               ACT.....................................................  21
   ITEM 9.  EXECUTIVE COMPENSATION.....................................  21
   ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT...................................  21
   ITEM 11. CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS............................................  21
   ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K...........................  22

   SIGNATURES..........................................................  26

                                 PART I
                                 ------


 ITEM  1. DESCRIPTION OF BUSINESS.
          -----------------------

(a)  BUSINESS DEVELOPMENT

          Golf Training Systems, Inc. (the "Company") specializes in the marketing of golf improvement and learning products professionally designed to promote proper training, fitness and swing mechanics for both the beginning and advanced golfer. The Company currently markets (1) The Leadbetter Collection, a group of learning and training devices, books, videotapes and other products, endorsed by renowned golf instructor, David Leadbetter, (2) Dave Pelz, The Short Game, a group of learning and training devices, audio and videotapes and other products, endorsed by recognized putting and short game authority, Dave Pelz,
(3) Rotella Performance Enhancement series of books, audiotapes and group workshops and seminars, endorsed by noted sports/golf psychologist, Dr. Bob Rotella, and (4) the Signature Select Series, a line of additional golf products.

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

          The Company is a Delaware corporation and a successor by merger in September 1994 to Golf Training Systems, Inc., a Georgia corporation incorporated in June 1991. Unless the context requires or as otherwise indicated, all references to the "Company" include the predecessor company. The Company's executive offices are located at 3400 Corporate Way, Suite G, Duluth, Georgia 30136 and its telephone number is (770) 623-6400.

          The Company completed a Regulation S private placement of $4,150,000 shares of Series A Convertible Preferred Stock (415 shares at $10,000 per share) with a group of seventeen foreign investors on April 11, 1996. The Series A Convertible Preferred Stock provides for its conversion into the Company's common stock. However, the Company determined on August 13, 1996 to suspend conversion of the Series A Convertible Preferred Stock issued in such Regulation S private placement as a result of concerted market manipulation and/or irregularities in the trading of the Company's outstanding common stock which management believed was related to the conversion terms of such Regulation S private placement. Following lengthy negotiations, the Company obtained on October 30, 1996 the approval of holders of its outstanding shares of Series A Convertible Preferred Stock to amend the conversion terms of the Company's Certificate of Designation of the Preferred Stock.

(b)  BUSINESS OF ISSUER

INDUSTRY BACKGROUND

          According to The National Golf Foundation, a non-profit industry association, in 1994 there were approximately 24.3 million golfers in the United States and over $10 billion was spent in the United States on golf and golf related activities. The Company believes the sport is growing in popularity, particularly among women, children and senior players. In certain foreign markets, particularly Japan, Germany and Sweden, golf has also experienced significant growth over the last decade.

          The golf instruction business is premised on a golfer's continuing desire to improve his or her game as well as the instruction desired by new golfers. Historically, instruction has been conducted primarily by local golf professionals. In recent years, technological improvements and the interests of both the golf professional and consumer have created a shift towards instructional products and programs. However, the golf learning and improvement products industry continues to be composed principally of single product companies, none of which, to the Company's knowledge, offers an integrated approach to golf learning and improvement. The Company intends to further develop and market a coordinated package of golf educational products and services under The Leadbetter Collection, Dave Pelz, The Short Game, Rotella Performance Enhancement, and the Signature Select Series.

STRATEGY

          The Company's goal is to become the leading source for professionally designed and coordinated golf learning and improvement products. A principal component of this strategy is to expand its product base by introduction of new products and additional product lines. Additionally, the Company intends to promote proper fitness and training through the use of its products as an essential element of any golfer's regimen. The Company believes that a coordinated and effective product line, coupled with endorsements by David Leadbetter, Dave Pelz, Dr. Bob Rotella, and professional golfers, along with focused advertising, will promote the Company's identity as the major source of products promoting the learning, improvement and enjoyment of golf.

          To implement its business strategy, the Company intends to expand its sales and marketing activities to include promotional efforts aimed at achieving product and corporate recognition and acceptance in the golf community. As part of this effort, the Company intends to promote its corporate logo, Golf Training Systems, Learn from the Best, within the golf industry and to golf consumers. The Company also intends to market its product lines under the logos The Leadbetter Collection, Dave Pelz, The Short Game, and Rotella Performance Enhancement. The Company expects to vary its marketing strategy in international markets with its distributors, reflecting consumer preferences, development of the market and other market factors, and in marketing to institutional customers such as golf schools and driving ranges. In addition, pricing, distribution and sales strategies will vary in certain foreign markets, particularly with products requiring service or an information-intensive sales approach.

          The Company now distributes its products through three principal sales channels: direct response, domestic retail and international. In the direct response channel, the Company advertises certain of its products on the Golf Channel, in industry publications, by direct mail, or through its recently introduced products catalogue which was first mailed in May, 1997. The domestic retail sales channel consists of pro shops, driving ranges, golf products stores, sporting goods stores, and catalogue publishers such as Herringtons, Golfsmith and Edwin Watts. International sales are made through distributors in designated foreign markets.

PRODUCTS

          THE LEADBETTER COLLECTION

          The Company markets a group of mechanical, literary, video and other products endorsed by renowned golf instructor David Leadbetter pursuant to an agreement which is described hereinafter under the heading "Leadbetter Agreement". The Company commenced marketing these products under the name The Leadbetter Collection in 1994. Some of the products incorporated in The Leadbetter Collection were previously marketed separately by the Company and others.

          The Leadbetter Collection includes a variety of products that help educate golfers and to teach them to perform on the course. The Leadbetter Collection presently is comprised of the following products:

          The Coach 300 SX - a golf training and fitness system for home use. The system includes both an instructional video by David Leadbetter and an instructional manual.

          Computer Coach - 2,000 Swing Analysis System - a computer system complete with both hardware and software marketed to the teaching and retail environment. The first generation computer software was owned by a third-party software developer and marketed by the Company on a worldwide exclusive basis. In September, 1997, the Company introduced a second generation Computer Coach product with computer software owned by the Company, and developed by a another software developer.

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

          The Short Club - a 27" club for indoor practice of swing mechanics.

          Set Right - an alignment tool for proper swing practice technique.

          The Magic Eye - teaches proper rotation, weight transfer and head position.

          Leadbetter's Putting Necklace - a necklace which helps develop a pendulum putting and chipping stroke with an instructional video and manual by David Leadbetter.

          The Junior Start Right Kit - a collection of products designed by David Leadbetter to help children beginning to play golf. The package also includes an instructional video by David Leadbetter.

          The Leadbetter Collection also includes (1) several books by David Leadbetter, published by a third party, The Golf Swing, Faults & Fixes, and Lessons from The Golf Greats; and (2) a series of instructional videos, produced by a third party, The Full Golf Swing, The Short Game ,Taking it to the Course, Faults & Fixes, Simple Secrets, and Practice Makes Perfect.

          DAVE PELZ, THE SHORT GAME

          The Company entered into an agreement (the "Pelz Agreement") in August 1996 with Dave Pelz, a noted golf short game instructor, for the marketing by the Company of putting and short game audio tapes, videotapes, newsletters, mechanical learning and training devices and club fitting programs developed by Mr. Pelz. The Pelz Agreement has a term of five years and expires in August 2001. The Company, as part of the agreement, took over the marketing of Mr. Pelz existing product line which includes, The Truth Board, The Putting Track, Teacher Clips, a book entitled Putt Like the Pros, and videos entitled Amazing Truth About Putting and Developing Great Touch. The Company is currently developing additional product with Mr. Pelz to expand this product line:

           Bunkerboard - Teaches proper foot positioning, target alignment and club swing path to correctly hit from a sand trap.

           Combination "Track and Board" for retail application, which includes The Putting Track and The Truth Board.

           ROTELLA PERFORMANCE ENHANCEMENT SERIES

           The Company entered into an agreement (the "Rotella Agreement") in February 1996 with Dr. Bob Rotella, a noted sports/golf psychologist for the marketing by the Company of a performance enhancement series of audiotapes, videotapes, newsletters, group workshops and seminars, and other golf motivation and training applications developed by Dr. Rotella. The Rotella Agreement has an initial term of five years and expires in February 2001. Under a newsletter publishing agreement with MSV Publishing, Inc. of Charlottesville, Virginia, the Company has published a monthly newsletter written by Dr. Rotella called The Rotella Letter since December, 1996.

     Rotella Performance Enhancement series includes the following products:

     1. Books -  Golf is not a Game of Perfect and a companion audio
                 Golf is a Game of Confidence

     2. Audio -  Putting Out of Your Mind
                 Golf is Not a Game of Perfect
                 Golf is a Game of Confidence

These products are owned and distributed by Simon and Schuster and re-distributed by the Company.

     3. Business audio tape series --- Playing to Win - a five set audio cassette series for application in life, business, and sports. This product was developed by Dr. Rotella and has been distributed by the Company since October 1996. Additional audio tapes and tape series are currently under development, with two tape series scheduled for introduction in 1997.

     SIGNATURE SELECT SERIES

     This is a line of new products offered by the Company to improve the level of all play of all golfers. Products in this line fall outside of the product lines offered under the Leadbetter, Pelz and Rotella lines.

     Arnold Palmer Golf Academy Golf Journal - a personal reference book which enables the golfer to chart his or her progress in practice and performance, marketed as a gift item.

     Swingyde - guides the proper wrist and hand positions for a solid golf swing.

     The Company may introduce under this line additional products endorsed by other golf teaching professionals or tour professionals.

PRODUCTS UNDER DEVELOPMENT

     The Company is continually evaluating and developing new products and services. Product development has been conducted primarily by the Company. The

Company anticipates expanding all of its product lines by introducing new or enhanced products on a continuing basis.

     The Company is developing a new version of The Coach, which will be adjustable for all types of golfers using separate "tension" levels. Management anticipates introduction of this product in the spring of 1998.

     In April, 1996, the Company entered into a business venture with BioMechanics, Inc. for the licensing of three-dimensional movement analysis and computer animation technology (known as "3D motion capture") for golf applications through Sports Training Systems, LLC ("Sports Training Systems"). The Company is the majority shareholder of Sports Training Systems, which was to market and distribute the licensed technology through products and services to golfers, including golf swing analysis, golf swing modification, physical analysis and muscular activity assessment of the golf swing through a worldwide license program. The Company initially invested $1.8 million for a 57% ownership interest in Sports Training Systems. Sports Training Systems intended to license the technology for instruction and teaching in high traffic areas such as shopping malls, hotels or stand-alone teaching centers in major metropolitan areas. The 3D motion capture technology was introduced by the Company at the PGA International Show in Las Vegas in September 1996. In the fall of 1996, the Company became dissatisfied with the failure of BioMechanics and its affiliates to complete the development process for the licensed technology. Protracted negotiations failed to resolve the dispute. In April 1997, the Company brought suit against BioMechanics and its affiliates and seeks to recover its investment and other remedies. See Item 3 for further details regarding the litigation.

DOMESTIC SALES AND MARKETING

     Domestic sales accounted for approximately 92% of the Company's net sales during the fiscal year ended June 30, 1997. The Company has historically marketed its products through magazine and direct mail advertisements. The Company will continue to market specific products such as The Coach and Computer Coach through this channel, but has also increased its efforts in the area of retail sales. The Company continues to build a national independent sales representative force in order to sell directly to golf, general sports and gift/specialty retail markets.

     The Company also attends national and selected regional trade shows in order to promote its products and name and logo recognition. The Company plans to continue to advertise in national golf magazines, such as Golf Digest, Golf Magazine, Golf World and Golf Tips, and regional magazines targeted to golfers. The Company also plans to continue to focus on "consumer response" marketing to potential consumers comprised of individuals, schools, teaching professionals, driving ranges, hotels and health clubs through direct mail and television direct response commercials. The Company has advertised certain of its products on The Golf Channel since August 1996 and introduced its initial products catalogue in May 1997.

     The Company was a presenting sponsor of the 1997 Dupont World Amateur Handicap Championship, the largest golf tournament in the world, with over 4,000 participants, and also intends to sponsor other golf and golf related events. The Company may also seek to develop various promotional programs with The David Leadbetter Golf Academies and various corporate sponsors to provide a vehicle for obtaining lists of potential customers for the Company's direct mail campaigns.

INTERNATIONAL MARKETS

     Foreign sales accounted for approximately 8% of the Company's net sales during the fiscal year ended June 30, 1996. The Company has exclusive distribution agreements with distributors in Thailand, Germany, Austria, Switzerland, the United Kingdom and Australia as of June 30, 1997. The Company has non-exclusive distributors in Malaysia, Argentina, Germany, Sweden, the Philippines, and Belgium as of June 30, 1997. The Company intends to enter into agreements with additional distributors in Japan and South Korea and is currently in discussion with potential distributors in those countries to increase its international marketing efforts in these markets.

     The Company's distribution agreements with its distributors are generally exclusive as to the territory for a minimum period of two years and provide that the distributor must purchase a minimum number of the Company's products in each year. In the event the distributor fails to meet this obligation, the Company may terminate the distribution agreement with respect to one or more products of the Company. In the event the Company fails to supply the minimum amounts to the distributor, the distributor may terminate its agreement. The Company's distribution agreements further provide that the distributors shall bear the responsibility and expenses of developing an annual marketing plan for the sale of the Company's products within their respective territories and shall be responsible for compliance with all applicable laws, regulations and governmental orders within such respective territories.

LEADBETTER AGREEMENT

     In May 1994, the Company entered into a licensing, promotional and endorsement agreement with golf instructor David Leadbetter (the "Leadbetter Agreement") with a term through December 31, 1997. The Company has recently entered into a revised Leadbetter Agreement for an additional five year term through December 31, 2002. Mr. Leadbetter is a professional golf instructor and former European golf tour professional. Mr. Leadbetter has instructed such professional golfers as Nick Price, Nick Faldo, Greg Norman, David Frost, Denis Watson, Mike Hulbert, Jerry Pate, Mark McNulty, Tom Watson, Scott Simpson, Brad Faxon, Seve Balesteros, Larry Mize, Bernhard Langer and Ian Baker-Finch. Mr. Leadbetter is a contributing editor of Golf Digest.

     Pursuant to the Leadbetter Agreement, the Company has the exclusive worldwide right and license to use Mr. Leadbetter's name, likeness and identification, and the trademark The Leadbetter Collection, which is owned by Mr. Leadbetter, in connection with the sale of specific golf products endorsed by Mr. Leadbetter. In addition, the Company has acquired the exclusive right to use Mr. Leadbetter's name, likeness and identification in connection with the sale of specific other golf products of the Company. Pursuant to the terms of the new Leadbetter Agreement, Mr. Leadbetter is entitled to receive royalty payments from the Company and has received warrants to purchase up to 250,000 shares of the Company's Common Stock at an exercise price of $1 per share and the right to receive additional warrants (in increments of 50,000 warrants) to purchase up to 150,000 shares of the Company's Common Stock at an exercise price of $1 per share based on designated future closing prices of the Company's Common Stock (which may or may not occur).

     Mr. Leadbetter has also agreed to provide certain promotional and endorsement services to the Company. These services are limited to three days per year during the term of the agreement at no charge to the Company (except for expenses); however, Mr. Leadbetter is not required to provide such services unless all payments due to him under the Leadbetter Agreement have been paid. Compensation for any additional personal services performed by Mr. Leadbetter for the Company must be negotiated between Mr. Leadbetter and the Company. Mr. Leadbetter has also agreed to be designated and represented to the general public and the golfing industry as a spokesperson for the Company. Mr. Leadbetter has the right to approve any references to or identification of him and the Company is required to consult with Mr. Leadbetter on all marketing plans and promotions for The Leadbetter Collection products. During the fiscal year ended June 30, 1997, the Company paid royalties aggregating $98,465 to Mr. Leadbetter.

ROYALTY OBLIGATIONS

     In October 1990, Robert Fitch, the inventor of The Coach, assigned his entire right, title and interest in his invention known as The Coach and the related patent to Gruv-a-Swing, Inc., which were then assigned in August 1991 by Gruv-a-Swing, Inc. to the Company. During the fiscal year ended June 30, 1997, the Company paid or accrued royalties of $4,943 pursuant to this agreement.

     It is also likely that the Company will owe incidental royalty payments to talent appearing in videos and other instructional materials produced by or on behalf of the Company or to other professional golfers who endorse specific products, although the Company does not currently have any pending arrangements, negotiations, understandings or contracts with respect thereto.

MANUFACTURING AND SUPPLIERS

     The Company uses outside domestic sources and several foreign sources to manufacture the components of its products many of which are the single source for the component supplied. Should such outside sources cease to supply such components, the Company could experience significant delays in the production and delivery of such products. To date, the Company has not experienced any significant delay in the production and delivery of components of any of its products from outside domestic sources, but has experienced delays in dealing with the foreign sources which manufacture both the product and packaging for The Glove. The Company assembles and packages many of the products in the Company's warehouse located in Duluth, Georgia.

PATENTS AND TRADEMARKS

     The Company has two United States patents covering The Coach and has filed corresponding patent applications in Canada and Japan. Although the Company believes that these patents may provide it with a competitive advantage, there can be no assurance that the patents will not be designed around or successfully challenged or that any of the foreign patents will be issued. The Company has registered trademarks with respect to the Computer Coach, as a software based golf swing instructional system, The Coach, for use as golf swing training and exercising machines, and the Golf Training Systems logo. The Company has filed a patent application covering The Glove, and has filed applications to register The Right Link, The Putting Rules, Set Right as trademarks. The Company believes that these trademarks are an important factor in marketing its products. The Company has an exclusive worldwide license to use the following trademarks: The Leadbetter Collection, Dave Pelz,

The Short Game, and Rotella Performance Enhancement, which are owned by David Leadbetter, Dave Pelz and Dr. Bob Rotella, respectively.

COMPETITION

     The Leadbetter Collection, Dave Pelz, The Short Game, and Rotella Performance Enhancement, together with the other products of the Company, will compete in the recreation, fitness and sports training markets, which are highly competitive. The golf industry has been characterized by widespread imitation of popular products. Increased competition generally, and the introduction or promotion of competing products specifically, could adversely affect the Company's sales and profitability by exerting pricing pressure, reducing market share and/or creating other obstacles. In the golf industry, a manufacturer's ability to compete is dependent in part upon its ability to satisfy various subjective preferences of golfers, including the look and "feel" of a golf product, level of acceptance that the product has achieved among professional and other golfers and the name recognition value of the vendors and its endorsers. The subjective preferences of purchasers of golf training products may be subject to rapid and unanticipated changes. There are numerous recreational and exercise devices, equipment and other apparatus in the general fitness industry, as well as several golf-targeted products, such as swing-enhancing products, on the market. Although the Company is not aware of any apparatus currently on the market other than The Coach which combines golf-swing training, strength training and muscle-memory training, there can be no assurance that superior fitness and golf-training devices will not be developed and successfully marketed or that the technology incorporated in The Coach and other products developed and marketed by the Company will not become obsolete. The Company also competes with the manufacturers and distributors of the other products included in The Leadbetter Collection, Dave Pelz, The Short Game and Rotella Performance Enhancement.

Employees

     As of June 30, 1997, the Company employed 15 people on a full-time basis and 6 people on a part-time basis. None of the employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

Executive Officers and Directors

     The following sets forth certain information regarding the executive officers and directors of the Company:

     Daniel A. Gordon, age 58, has been a Director of the Company since June 1996 and became the Chief Executive Officer in February 1997. Mr. Gordon has been the owner/principal since 1992 of Corporate Growth Services, which provides consulting support services to business in the early stages of development. Mr. Gordon has also been Chairman of the Board of Directors since 1993 of New Paradigm Software Corp., a publicly held developer of computer systems integration software. From 1989 to 1992, Mr. Gordon served as president of Coin Banking Systems, Inc., which had been the banking system division of Coin Financial Systems, Inc., a financial software company. Mr. Gordon served as chairman and chief executive officer of Coin Financial Systems, Inc. from 1984 to 1989.

     Wayne C. McDonald, age 48, has been Chairman of the Board since the Company's inception in June 1991 and was Chief Executive Officer of the Company until February 1997, when Mr. Gordon became Chief Executive Officer. Mr. McDonald was president, chief executive officer and a director of Cornerstone Products, Inc., a company that develops and markets point-of-sale products and programs in the sports industry, since September 1986. Cornerstone Products, Inc. manages programs for the National Basketball Association, Major League Baseball International, the National Hockey League, the Indianapolis Motor Speedway, the Brickyard 400 and the United States Olympic Committee. Mr. McDonald devotes substantially all of his business time to the Company.

     George P. Lee, III, age 39, has been President and Chief Operating Officer of the Company since July 1993, has been a director of the Company since its inception in June 1991, and from its inception to July 1993 was the Company's Vice President--Operations. From November 1990 to June 1991, Mr. Lee was self-employed in the construction business. From 1979 to November 1990, Mr. Lee held various positions with P. R. Orton, Inc., a general contractor and developer, including vice president and general manager.

ITEM 2.  DESCRIPTION OF PROPERTY.
          -----------------------

     The Company leases its office space and warehouse facilities in Duluth, Georgia, which contain approximately 11,000 combined square feet of space, from an unaffiliated party pursuant to a lease currently providing for an annual rental of approximately $69,263, subject to annual increases, which expires in 2001.

ITEM 3.  LEGAL PROCEEDINGS.
          -----------------

          The Company filed a lawsuit on April 25, 1997 in the Superior Court of Cobb County, Georgia against BioMechanics, Inc. and its affiliates, Thomas M. McGalaughlin, John C. Thomas, for failure to perform their duties in connection with the development of the 3D motion capture technology for commercial application to golf training, instruction and teaching. The Company is seeking damages of $2,070,456 and punitive damages of $5 million against the defendants. The Company had reached an impasse in its efforts to negotiate a mutually acceptable restructuring of its Sports Training Systems (STS) business venture with BioMechanics, Inc. and its affiliates. The Company initially invested $1.8 million for a 57% ownership interest in STS, which licensed the use of such motion capture technology for golf applications. BioMechanics and its affiliates made a demand for arbitration on May 30, 1997, pursuant to the Sublicense Agreement relating to the technology in order to recover damages for breach of contract for STS' alleged failure to pay sums due and owing under the Sublicense Agreement and to affirm its termination of the Sublicense Agreement. In response to the lawsuit, BioMechanics and its affiliates instituted an arbitration proceeding against STS regarding the dispute pursuant to the Sublicense Agreement.

                                    PART II
                                    -------

 ITEM 4.  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's common stock was listed on The NASDAQ Stock Market on May 15, 1995, while the Company's units consisting of one share of common stock and one redeemable warrant were previously listed on March 9, 1995. As of September 17, 1997, the Company had approximately 250 shareholders of record of its common stock.

     The following is a summary of the range of high and low bids for the Company's common stock and warrants, including the units, as reported on The NASDAQ Stock Market system:

                           High                     Low
                           ----                     ---

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

Quarter ended September    $6.38 (common            $5.50 (common
 30, 1995                         stock)                   stock)
                           $1.38 (warrant)          $0.50 (warrant)

Quarter ended December     $9.25 (common            $2.75 (common
 31, 1995                         stock)                   stock)
                           $2.00 (warrant)          $0.44 (warrant)

Quarter ended March 31,    $5.25 (common            $3.38 (common
 1996                             stock)                   stock)
                           $0.75 (warrant)          $0.25 (warrant)

Quarter ended June 30,     $5.00 (common            $1.50 (common
 1996                             stock)                   stock)
                           $0.75 (warrant)          $0.16 (warrant)

Quarter ended September    $3.25 (common            $1.25 (common
 30, 1996                         stock)                   stock)
                           $0.44 (warrant)          $0.19 (warrant)

Quarter ended December     $3.69 (common            $1.50 (common
 31, 1996                         stock)                   stock)
                           $0.50 (warrant)          $0.25 (warrant)

Quarter ended March 31,    $3.06 (common            $1.50 (common
 1997                             stock)                   stock)
                           $0.41 (warrant)          $0.25 (warrant)

Quarter ended June 30,     $1.69 (common            $1.06 (common stock)
 1997                             stock)            $0.13 (warrant)*
                           $0.38 (warrant)*


*The warrants were delisted from Nasdaq on April 28, 1997. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


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

ITEM 5.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          ---------------------------------------------
          OF OPERATIONS.
          -------------


Results of Operations

1997 TO 1996

Continuing Operations

     Net sales (gross sales less returns and allowances) for the year ended June 30, 1997 (fiscal 1997) increased to $2,625,026 from $1,428,173 for the year ended June 30, 1996 (fiscal 1996), an increase of 84%. The increase in sales during fiscal 1997 is attributable to the increased acceptance of the Company's product lines previously introduced during fiscal 1996, its continued introduction of additional higher margin products and the increased marketing efforts of the Company including the strategy to expand distribution of all products through additional new sales channels including the retail market during fiscal 1997 as compared to relatively lower retail volumes during fiscal 1996.

     Gross margins increased to $958,967 (36.5% of net sales) from $333,840 (23% of net sales) primarily on the strength of increased sales in fiscal 1997 of higher margin products as compared to fiscal 1996. The Company's anticipated sales growth in its Glove product has exceeded management's expectations and demand continues to be growing into fiscal 1998.

     Operating expenses declined to $2,612,817 in fiscal 1997 from $2,936, 786, a reduction of 11%, based upon an aggressive effort by management to contain costs and manage overhead while increasing the sales levels throughout the year.

     As a result of the increased sales and of the product mix shifting towards higher margin products and considering the aggressive expense management, the Company was able to achieve a $925,546 (37%) reduction in its loss from continuing operations from $2,520,108 ($1.12 per share) in fiscal 1996 to $1,594, 562 ($.48 per share) in fiscal 1997.

Discontinued Operations

     At June 30, 1997, management determined that its STS operations should be classified as a discontinued operation. (See Note 2 to the consolidated financial statements). Management's decision to cease operations was the result of an alleged breach of contract by Biosports, LLC (Biosports), the licensor of certain motion capture technology that STS intended to develop and market for golf and other applications. The loss from discontinued operations increased during fiscal 1997 to $512,620 from $221,608 primarily as a result of funding development of the technology and other operating expenses

1996 TO 1995

Continuing Operations

     Net sales for fiscal 1996 increased to $1,428,173, from $652,620, for the year ended June 30, 1995 (fiscal 1995), an increase of approximately 119%. The increase in sales is attributable to the resumption of advertising during fiscal 1996 which management believes continues to result in increased unit sales. During fiscal 1995, the Company allocated its limited financial resources to the redesign and development of new models of products rather than to marketing resulting in lower sales during that period, but having an improved product ready for distribution during fiscal 1996. In addition to the revenue growth in sales of products introduced in prior years, sales also continue to be positively impacted by the introduction of other new products in The Leadbetter Collection, and other training aids being developed by Dr. Bob Rotella, a leading sports psychologist.

     The Company's strategy and operating plans continue to be executed as originally announced. The final introduction of products in The Leadbetter Collection, as introduced at the annual PGA Show in January 1996, complete the initial product line in the area of swing improvement for golfers. The Company also announced the addition of an independent sales force which the Company anticipates will continue to add sales growth in the retail golf products market. Prior to February 1996, sales were generally as a result of direct response marketing activities for the United States market and overseas distributors. During February 1996, the Company also announced an alliance with Dr. Bob Rotella, a leading sports psychologist. The Company will continue to develop an entire line of products on an exclusive basis with Dr. Rotella, targeted to performance enhancement for business people, initially, and expanded to golf and all other sports, ultimately. During August and September 1996, the Company continued to introduce new products being developed by Dave Pelz in the area of the short golf game which management believes to continue to enhance its strategy of full product lines.

     Gross margins increased slightly to 23% (of net sales) in fiscal 1996, as compared to approximately 21% in fiscal 1995. These changes reflect the impact of the increased sales of the Computer Coach, which has a lower gross margin somewhat offset by other new higher margin products.

     Selling and marketing expenses increased approximately 111% in fiscal 1996, as compared to fiscal 1995. The increased selling and marketing expenses reflect the resumption of certain advertising and payments and costs associated with the Company's royalty, commission and endorsement agreements, as well as costs associated with increased sales. General and administrative, depreciation and amortization and research and development expenses increased approximately 104% for fiscal 1996 over comparable amounts for the fiscal 1995. The increase reflects the Company's increase in operations, including salaries and related personnel costs following the completion of its initial public offering in March 1995, as well as an increase in associated costs such as legal and consulting, and increased amortization of intangibles.

     The Company had a consolidated net loss from continuing operations of $2,520,108 ($1.12 per share) for fiscal 1996 compared to a net loss of $2,815,539 ($1.65 per share) fiscal 1995. The net loss and net loss per share amounts primarily reflect the increase in sales, a non-recurring noncash reorganization premium and consulting fees, the interest associated with the debentures, and the increased selling and marketing and general and administrative expenses discussed above as the Company increased its level of operations and increased selling and marketing efforts on new products introduced during fiscal 1996.

Discontinued Operations

     As discussed above, at June 30, 1997, management determined that its STS operations should be classified as a discontinued operation. (See Note 2 to the consolidated financial statements). The loss from discontinued operations increased during fiscal 1996 to $221,608 primarily as a result of funding development of the technology and other operating expenses.

Liquidity and Sources of Capital

     At June 30, 1997, the Company had consolidated working capital of $378,568, including $74,047 of cash and cash equivalents. The Company had a negative cash flow from operations of $1,550,161 ($1,286,639 without discontinued operations) for fiscal 1997 and a negative cash flow from operations of $3,782,541 ($1,981,895 without discontinued operations) for fiscal 1996. The negative cash flow from operations reflects the increased expenses discussed above. The Company has also accumulated a significant deficit during the period of fully developing its product lines and requires additional financing to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management will seek additional funds through private financings in order to continue operations. There can be no assurance that any such financings can be accomplished.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

ITEM 6.  FINANCIAL STATEMENTS.
         --------------------

     The financial statements, notes thereto and auditor's report thereon included on the following pages are included herein by reference.

                         Index to Financial Statements
                         -----------------------------


Financial Statements                                   Page
--------------------                                   ----

Reports of Independent Auditors......................  F-2

Consolidated Balance Sheet as of June 30, 1997.......  F-3

Consolidated Statements of Operations for the
   years ended June 30, 1997 and 1996................  F-4

Consolidated Statements of Stockholders' Equity for
   the years ended June 30, 1997 and 1996............  F-5

Consolidated Statements of Cash Flows for the
   years ended June 30, 1997 and 1996................  F-6

Notes to Consolidated Financial Statements...........  F-7


ITEM 7.  CHANGES IN AND DISAGREEMENTS WITH  ACCOUNTANTS
         -----------------------------------------------
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         --------------------------------------

          None.

                                   PART III
                                   --------

ITEM 8.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         -------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         -------------------------------------------------

         The information set forth under the heading "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference. Information with respect to the Company's executive officers is included in Item 1 of Part I of this Report.


ITEM 9.  EXECUTIVE COMPENSATION.
         ----------------------

         The information set forth under the heading "Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 10. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         The information set forth under the heading "Principal Stockholders" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         The information set forth under the heading "Certain Transactions" in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K.
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

      10.6* Agreement dated November 9, 1991 between the Registrant and Robert E. Fitch

      10.7* Agreement dated May 2, 1994 between the Registrant and David Leadbetter

      10.8* Agreement dated as of July 1, 1994 between the Registrant and Denis Watson.

      10.9* Agreement dated as of July 1, 1994 between the Registrant and Golf Products International

      10.10* Letter Agreement dated September 28, 1994 between the Registrant and Neat Systems, Inc.

      10.11* Letter of Agreement dated September 22, 1994 between the Registrant and Bart Productions, Inc.

     Exhibit No.                  Description
     -----------                  -----------

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

       10.17* Agency Agreement dated August 1, 1994 between the Registrant and Sithichai Tonapat

       10.18* Consulting Agreement dated as of June 1, 1993 between the Registrant and Samuel R. Dunlap, Jr.

       10.19* Revised Form of Consulting Agreement between the Registrant and First Allied Securities, Inc.

       10.20* Letter of Termination of Agreement dated February 16, 1994 between the Registrant and Bart Productions, Inc.

       10.21****  Agreement dated August 22, 1997 between the Registrant and
                  David Leadbetter

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

****To be filed.

(b)  REPORTS ON FORM 8-K.
     -------------------

     The Company filed a report on Form 8-K dated April 25, 1997 regarding the Company is filing of a lawsuit against BioMechanics, Inc. and its affiliates in connection with a business venture between the parties regarding the development of a 3-D motion capture technology for commercial application to golf training, instruction and teaching. See Item 3 of this Report for further details concerning this matter.



             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 1997.

                              GOLF TRAINING SYSTEMS, INC..


                              By: /s/
                                 -----------------------------------
                                  Wayne C. McDonald,
                                  Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 26, 1997.


SIGNATURE               TITLE
---------               -----

 /s/                    Chairman of the Board and Chief Executive
----------------------  Officer (principal executive officer)
Wayne C. McDonald

 /s/                    President, Chief Operating Officer and
----------------------  Director
George P. Lee, III      (principal financial officer)


_____________________   Director
Nicholas J. Aquilino

 /s/                    Director
----------------------
Daniel A. Gordon


_____________________   Director
Parker Smith

 /s/                    Director
----------------------
Thomas W. Tripp


_____________________   Director
Richard E. White

             [LETTERHEAD OF PORTER KEADLE MOORE, LLP APPEARS HERE]

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Golf Training Systems, Inc.:

We have audited the accompanying consolidated balance sheet of Golf Training Systems, Inc. and subsidiary (the "Company") as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golf Training Systems, Inc. and subsidiary as of June 30, 1997, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed under Basis of Presentation in note 3 to the financial statements, the Company has suffered recurring losses from operations and has accumulated a significant deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        PORTER KEADLE MOORE, LLP

                                        /s/ Porter Keadle Moore, LLP
                                        -----------------------------

                                        Successor to the practice of
                                        Evans, Porter, Bryan & Co.

Atlanta, Georgia
September 5, 1997

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

                            ASSETS
Current assets:
 Cash and cash equivalents                                                $    74,047
 Receivables less allowance for doubtful accounts of $37,000                  247,289
 Inventories                                                                  329,141
 Prepayments                                                                   38,814
                                                                          -----------

  Total current assets                                                        689,291

Equipment and improvements:
 Office furniture and equipment                                               257,210
 Manufacturing equipment                                                      213,464
 Leasehold improvements                                                        11,105
                                                                          -----------

                                                                              481,779
 Accumulated depreciation                                                     310,743
                                                                          -----------

 Net property and equipment                                                   171,036

Other assets:
 Intangible assets:
  Patents and trademarks, net of amortization of                 $16,023       57,797
  License agreements, net of amortization of $108,309                          56,691
  Goodwill, net of amortization of $533,016                                 1,405,224
 Net assets of discontinued operations                                      1,329,940
 Deposits                                                                       6,523
                                                                          -----------

Total Assets                                                              $ 3,716,502
                                                                          ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                         $   126,535
 Salaries and taxes payable                                                    41,418
 Commissions and royalties payable                                             93,003
 Other accrued expenses                                                        49,767
                                                                          -----------

  Total current liabilities                                                   310,723

Commitments

Stockholders' equity:
 Preferred Stock, no par value; 3,000,000 shares authorized;
  Series A, $.01 par value; 600 shares authorized, 160.5 shares issued      1,605,000
 Common Stock, $.01 par value; 10,000,000 shares authorized,
  3,689,305 shares issued                                                      36,893
 Paid-in capital                                                           11,138,464
 Accumulated deficit                                                       (9,374,578)
                                                                          -----------

  Total stockholders' equity                                                3,405,779
                                                                          -----------

Total Liabilities and Stockholders' Equity                                $ 3,716,502
                                                                          ===========

                See notes to consolidated financial statements.

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Years ended June 30,
                                             ----------------------------------
                                                1997                 1996
                                             -----------       ----------------
                                                              (Restated, Note 2)
Sales                                        $ 2,740,207            $ 1,470,173
 Less returns and allowances                     115,181                 42,000
                                             -----------            -----------

 Net sales                                     2,625,026              1,428,173

Cost of Sales                                  1,666,059              1,094,333
                                             -----------            -----------

 Gross margin                                    958,967                333,840

Operating Expenses:
 Selling and marketing                         1,230,440              1,290,722
 General and administrative                    1,104,220              1,337,095
 Depreciation and amortization                   271,248                280,880
 Research and development                          6,909                 28,089
                                             -----------            -----------

  Total operating expenses                     2,612,817              2,936,786
                                             -----------            -----------


Operating loss from continuing operations     (1,653,850)            (2,602,946)

Other income:
 Interest income and other                        59,288                 82,838
                                             -----------            -----------

Loss from continuing operations               (1,594,562)            (2,520,108)

Loss from discontinued operations               (512,620)              (221,608)
                                             -----------            -----------

Net Loss                                     $(2,107,182)           $(2,741,716)
                                             ===========            ===========

Net Loss Per Share:
 Continuing operations                       $      (.48)                $(1.12)
 Discontinued operations                            (.16)                  (.10)
                                             -----------            -----------
                                             $      (.64)                $(1.22)
                                             ===========            ===========

Weighted Average Common Shares                 3,271,834              2,249,911
                                             ===========            ===========

                See notes to consolidated financial statements.

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED JUNE 30, 1997 AND 1996


                                       Preferred Stock        Common Stock
                                    ---------------------  ------------------   Paid-in     Accumulated
                                    Shares      Amount      Shares    Amount     capital       deficit        Total
                                    -------  ------------  ---------  -------  ------------  ------------  ------------

Balance, June 30, 1995                  --   $        --   2,188,021  $21,880  $ 8,470,196   $(4,525,680)  $ 3,966,396

  Issuance of stock for services        --            --         251        3          997            --         1,000
  Sale of stock                         --            --     100,000    1,000      555,000            --       556,000
  Sale of preferred stock              415     4,150,000          --       --     (420,086)           --     3,729,914
  Conversion of preferred stock
   to common stock                     (17)     (170,000)    104,778    1,048      168,952            --            --
  Net loss                              --            --          --       --           --    (2,741,716)   (2,741,716)
                                    ------   -----------   ---------  -------  -----------   -----------   -----------

Balance, June 30, 1996                 398     3,980,000   2,393,050   23,931    8,775,059    (7,267,396)    5,511,594

  Issuance of stock for employee
   benefits                             --            --         810        8        1,359            --         1,367
  Conversion of preferred stock
   to common stock                  (237.5)   (2,375,000)  1,295,445   12,954    2,362,046            --            --
  Net loss                              --            --          --       --           --    (2,107,182)   (2,107,182)
                                    ------   -----------   ---------  -------  -----------   -----------   -----------

Balance June 30, 1997                160.5   $ 1,605,000   3,689,305  $36,893  $11,138,464   $(9,374,578)  $ 3,405,779
                                    ======   ===========   =========  =======  ===========   ===========   ===========

                   GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Years ended June 30,
                                                        ------------------------------
                                                            1997            1996
                                                        -----------   ----------------
                                                                     (Restated, Note 2)
Cash flows from operating activities:

Continuing operations:
 Net loss                                               $(1,594,562)       $(2,520,108)
 Depreciation and amortization                              347,491            318,232
 Issuance of common stock and warrants
  for services                                                1,367            307,000
 Changes in operating assets and liabilities:
   Receivables                                              (82,993)          (124,913)
   Inventories                                              101,000           (204,294)
   Prepayments and other assets                              24,593             18,978
   Accounts payable                                        (155,041)           188,586
   Accrued expenses and other liabilities                    71,506             34,624

Discontinued operations:
 Net loss from discontinued operations                     (512,620)          (221,608)
 Amortization                                                84,167              8,417
 Change in net assets from discontinued operations          164,931         (1,587,455)
                                                        -----------        -----------


  Net cash used by operating activities                  (1,550,161)        (3,782,541)

Cash flows from investing activities:

 Purchase of equipment and leasehold improvements           (51,977)          (142,716)
 Payments for patents and trademarks and other               (1,448)           (35,202)
                                                        -----------        -----------

  Net cash used by investing activities                     (53,425)          (177,918)

Cash flows from financing activities:

 Proceeds from sale of stock, net of issuance costs              --          3,729,914
 Proceeds from exercise of stock options                         --            250,000
                                                        -----------        -----------

  Net cash provided by financing activities                      --          3,979,914
                                                        -----------        -----------

Net increase (decrease) in cash and cash equivalents     (1,603,586)            19,455

Cash and cash equivalents at beginning of period          1,677,633          1,658,178
                                                        -----------        -----------

Cash and cash equivalents at end of period              $    74,047        $ 1,677,633
                                                        ===========        ===========


                See notes to consolidated financial statements.

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  DESCRIPTION OF BUSINESS

Golf Training Systems, Inc. ("GTS") was organized in June 1991 and specializes in the creation, production and marketing of educational and training products for golf and general fitness. GTS has exclusive rights to manufacture and market an exercise machine to improve the golf swing, strengthen golf muscles, teach timing and improve fitness, and a computerized swing analysis system designed to instruct the individual golfer on corrections to his or her swing. GTS also markets a collection of mechanical, computer programs and systems, literary and other products manufactured by third parties and endorsed by golf teaching professionals, David Leadbetter and Dave Pelz, in addition to motivational and training tapes and materials developed by Dr. Bob Rotella. GTS's present collection of products is marketed in North America, the Far East and Europe. During 1996, GTS organized a majority owned subsidiary, Sports Training Systems, LLC ("STS") (See Note 2).


NOTE 2.  DISCONTINUED OPERATIONS

At June 30, 1997, management has determined that STS is a discontinued operation. Accordingly, the assets, liabilities and operations of this discontinued operation have been reclassified in the accompanying consolidated financial statements to separately reflect its net assets and operations. Financial results for the year ended June 30, 1996 have been restated to separately reflect continuing operations.

Management's decision to cease operations was the result of an alleged breach of contract by Biosports, LLC, ("Biosports") the licensor of certain virtual reality technology that STS intended to develop and market for golf and other applications. STS paid an initial $1,000,000 sub-license fee, purchased certain assets and made monthly payments to complete the development of the technology for its intended use. The agreement with Biosports required the completion and delivery of the technology by October 2, 1996, at which time GTS believed it would begin marketing the product to franchisees or other golf instruction professionals. Biosports failed to deliver the product and STS ceased to further invest any amounts in the development. Presently, GTS has filed a suit in the Superior Court of Cobb County, Georgia, alleging breach of fiduciary duty, fraud and other matters against Biosports and related parties. Currently, the litigation and counter-claims are under arbitration. The Company expects to obtain a favorable ruling in these cases. However, the ultimate outcome of the arbitration and litigation is unknown at the present time. Accordingly, no provision to reduce the carrying value of the net assets from discontinued operations has been made in the accompanying consolidated financial statements. Net assets consist principally of the license fee and certain special purpose computers and other electronic hardware. Management expects to complete the disposition of such assets in late fiscal 1998.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The Consolidated financial statements contain all the accounts of GTS and STS (a discontinued operation), together ("The Company"). All intercompany transactions have been eliminated.

BASIS OF PRESENTATION The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated a significant deficit during the period of fully developing and marketing its product lines and requires additional financing to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management will seek additional funds through private financings in order to continue operations. There can be no assurance that any such financings can be accomplished. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Material estimates that are particularly susceptible to significant change in the near term include, but are not limited to, the valuation of the net assets of discontinued operations and the valuation allowance associated with the realization of deferred tax assets which is based on future taxable income. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements.

CASH AND CASH EQUIVALENTS The Company considers all money market accounts and highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At times, the Company may have funds at certain financial institutions in excess of federally insured amounts and which may significantly exceed balance sheet amounts due to outstanding checks.

INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist of the following components:

          Raw materials     $133,592
          Finished goods     195,549
                            --------

                            $329,141
                            ========

EQUIPMENT AND IMPROVEMENTS Equipment and improvements are stated at cost. Depreciation is provided primarily using the straight-line method over the estimated useful lives of the depreciable assets, principally five years.

INTANGIBLE ASSETS Intangible assets are stated at amortized cost and consist of patents and trademarks and goodwill. Patents and trademarks are amortized using the straight-line method over their estimated lives of 17 years. Goodwill is amortized on a straight-line basis over ten years. Included in the net assets of discontinued operations are license fees which are being amortized over seven years.

The Company periodically evaluates recorded goodwill against an estimate of anticipated undiscounted net income over the remaining life of the goodwill. Adjustments are made whenever this evaluation indicates that the recorded amount exceeds expected future benefits or whenever events and circumstances warrant a revised estimate of the useful life of recorded goodwill.

REVENUE RECOGNITION Revenue is recognized at the time of shipment. Provision is made for sales returns and allowances in the period in which the related products are shipped.

PRODUCT WARRANTY The Company provides a one-year limited warranty on certain mechanical devices. The estimated cost of this warranty is accrued at the time of sale.

ADVERTISING COSTS All advertising and development costs included in selling and marketing expenses are expensed as incurred. Advertising expense for the years ended June 30, 1997 and 1996 was $392,820 and $381,783, respectively.

CONCENTRATION OF CREDIT RISK Financial instruments which potentially subject the Company to concentration of credit risk consist principally of trade receivables. At June 30, 1997, receivables from customers outside the United States were $3,852. The Company attempts to reduce its credit risk by generally obtaining irrevocable letters of credit from overseas customers prior to the shipment of inventory.

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RESEARCH AND DEVELOPMENT Research and development costs are expensed as incurred.

NET LOSS PER SHARE Net loss per share has been computed using the weighted average number of common shares and common equivalent shares, using the treasury stock method, if dilutive, outstanding during the period.


NOTE 4.  INCOME TAXES

Income taxes are computed based on the provisions of SFAS 109, "Accounting for Income Taxes." Under this statement, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when they reverse or are realized. Additionally, this statement requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. The income tax benefit differs from the amount computed by applying the statutory federal income tax rates to the loss before income taxes for the following reasons:

                                                                    Years ended June 30,
                                                                  -----------------------
                                                                     1996        1996
                                                                  ----------  -----------
   Continuing operations:
     Income tax benefit at statutory federal income
      tax rate applied to loss before income taxes                $(561,000)  $ (888,000)
     State income tax benefit, net of federal income
      tax benefit                                                   (64,000)    (101,000)
     Amortization of goodwill                                        76,000       34,000
     Other                                                            3,000       11,000
     Tax benefit not currently recognizable                         546,000      944,000
                                                                  ---------   ----------
     Total from continuing operations                                    --           --

   Discontinued operations:
     Income tax benefit at statutory federal income
      tax rate applied to loss before income taxes                 (180,000)     (78,000)
     State income tax benefit, net of federal income
      tax benefit                                                   (21,000)      (9,000)
     Tax benefit not currently recognizable                         201,000       87,000
                                                                  ---------   ----------
     Total from discontinued operations                                 --           --
                                                                  ---------   ----------

                                                                  $      --   $       --
                                                                  =========   ==========

Significant components of deferred tax assets and liabilities at June 30, 1997 are as follows:


     Deferred tax assets
      Net operating loss carryforwards              $3,252,000
      Other                                             16,000
                                                    ----------

     Net deferred tax assets                         3,268,000

     Valuation allowance                            (3,268,000)
                                                    ----------
                                                    $--
                                                    ==========

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  INCOME TAXES, CONTINUED

The valuation allowance at July 1, 1996 was approximately $2,490,800. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some portion or all of the deferred tax asset will not be realized. For federal income tax purposes, the Company has net operating loss carryforwards of approximately $8,296,000 which expire in 2007 through 2012. The utilization of the tax loss carryforwards may be limited in future years due to the application of certain provisions of the Internal Revenue Code.


NOTE 5.  MAJOR CUSTOMERS

Approximately 8% and 14% of the Company's net sales in its years ended June 30, 1997 and 1996, respectively, were outside the United States, primarily to Japan, Germany, England, Canada and Malaysia. Sales to the largest single customer in the United States represented 5% of net sales for fiscal 1997.


NOTE 6.  RELATED PARTY TRANSACTIONS

Transactions and outstanding balances with related parties are summarized as follows:

                                    1997     1996
                                  --------  -------

     Patent and legal costs       $  3,618  $31,931
     Inventory purchases           144,676   35,079
     Commissions and royalties     224,241   77,023
     Consulting fees                29,329   44,475


PATENT COSTS Patent applications and renewal fees were paid to a director and officer's firm which provides patent counsel to the Company.

INVENTORY PURCHASES Inventory is occasionally purchased from unrelated companies owned by certain officers and stockholders of GTS.

COMMISSIONS AND ROYALTIES GTS has an agreement expiring December 31, 1997 with David Leadbetter, a renowned golf instructor and a stockholder. The agreement provides that GTS will pay Mr. Leadbetter a royalty equal to 10% of net sales, as defined, from the sale of golf products under "The Leadbetter Collection," except "The Coach," for which Mr. Leadbetter will receive 5% of net sales. GTS has guaranteed to pay, in monthly installments, minimum royalties of $95,000 per year, plus up to an additional $25,000 per product per year in the event that certain additional products developed by third parties are added to "The Leadbetter Collection." Additionally, GTS issued warrants to Mr. Leadbetter to purchase up to 24,879 shares of the common stock of GTS at an exercise price of $3.316 per share through May 2, 1999. At June 30, 1997 royalties of $3,465 were payable to Mr. Leadbetter. On August 22, 1997, GTS extended the contract with Mr. Leadbetter beginning January 1, 1998 through December 31, 2002. Under this worldwide contract, Mr. Leadbetter will receive royalties ranging from 5% to 10% on certain products with minimum royalties of $10,000 per month for the first six months increasing to $12,000 per month for the remaining 54 months. Mr. Leadbetter was granted additional warrants to purchase 250,000 shares of the Company's common stock for $1.00 per share exercisable through the expiration date of the contract. Mr. Leadbetter also received warrants to purchase an additional 150,000 shares of the Company's common stock for $1.00 per share exercisable in 50,000 increments should the stock trade for ten consecutive business days at $3.00 per share, $4.00 per share and $5.00 per share, respectively.

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.  RELATED PARTY TRANSACTIONS, CONTINUED

GTS has a five year exclusive distribution agreement to distribute all audio, video newsletters, seminars, and all other books and other training materials produced by Dr. Bob Rotella. The agreement provides royalties of 10% on all related products and services sold. Additionally, GTS guarantees a minimum royalty paid monthly on all products, except the newsletter, of $50,000 per year in the first year increasing by 10% each year in the second and the third years, and a $25,000 minimum guarantee on a newsletter beginning with its initial publication. Additionally, options as to 35,000 shares are to be granted, 15,000 in fiscal 1996 and 10,000 on each anniversary date of the agreement for two years.

Additionally, GTS entered into a five year distribution agreement to distribute all audio, video, computer programs, mechanical and other training devices or material developed jointly with Independent Golf Research Corporation and Dave Pelz. The agreement provides royalties of 10% on all related products sold. Additionally, GTS guarantees a minimum royalty paid monthly on all products of $75,000 per year and increasing by 10% on each anniversary date of the agreement. Additionally, options as to 55,000 shares are to be granted, 15,000 in fiscal 1996 and 10,000 on each anniversary date of the agreement for four years. GTS has also granted to Pelz, an option to purchase 100,000 shares of STS at $5.00 per share exercisable through July 31, 2001.


NOTE 7.  LEASES

The Company leases office/warehouse space and equipment under noncancelable operating leases. Future minimum lease payments under leases with initial or remaining noncancelable lease terms in excess of one year as of June 30, 1997, are as follows:

                       Year ending:
      June 30, 1998        $ 69,263
      June 30, 1999          72,618
      June 30, 2000          74,802
      Thereafter             18,837
                           --------
                           $235,520
                           ========

Rent expense totaled $60,585 for fiscal 1997 and 1996.


NOTE 8.  COMMITMENTS

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


NOTE 9.  STOCKHOLDERS' EQUITY

In April 1996, the Company completed a Regulation S private placement of $4,150,000 of Series A convertible preferred stock. The Company has designated 600 of the 3,000,000 authorized preferred stock as Series A preferred stock, par value $.01 with the certain rights and preferences. In October 1996 the terms of the Series A preferred stock were amended to change the conversion price and rate of conversion. At June 30, 1997 all unconverted preferred stock is eligible for conversion into the Company's common stock at $3.00 per share.
Each share of Series A preferred stock outstanding on March 22, 1999 automatically converts into common stock of the Company at the above conversion formula. The Company has the right to redeem for cash any Series A preferred stock

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY, CONTINUED

presented for conversion at the above conversion formula amounts or at a stated value including a premium amount for the three years subsequent to April 11, 1996. The Series A preferred stock is also subject to certain liquidation and dilution preferences and has no voting rights.

WARRANTS The Company has issued 1,919,374 warrants to purchase shares of its common stock to certain advisors, investors and management personnel of the Company. Of these warrants, 197,374 are exercisable at any time for $3.316 per share of common stock and expire in varying amounts ranging from November 1997 to June 1999. Additionally, the Company issued in its initial public offering, warrants for an additional 850,000 shares to investors and warrants for an additional 170,000 shares to the Underwriters of the offering. Each of the 850,000 warrants issued to the investors entitles the holder to purchase one share of common stock at $7.20 per share until March 2000 and are redeemable by the Company at $.10 per warrant provided that the market price of the Company's common stock equals or exceeds $9.00 for certain trading periods. The 170,000 underwriter's warrants are exercisable, 85,000 at $9.32 and 85,000 at $7.36 beginning March 1998 until March 2000. The Company has also issued to the underwriters of the above referenced private placement warrants for the purchase of 99,000 shares of common stock exercisable at the lower of $4.1625 or the average of certain trades until March 2001. The Company has also issued warrants for 3,000 shares exercisable at various amounts for services to the Company. In October 1996, the Company issued warrants for the purchase of 200,000 shares of the Company's common stock to consultants of the Company exercisable for seven years at $2.25 per share. Additionally, as discussed in Note 6, the Company has issued 400,000 warrants to Mr. Leadbetter, 250,000 exercisable at $1.00 at any time through December 31, 2002 and an additional 150,000 exercisable in 50,000 increments at $1.00 through December 31, 2002 should the stock trade for ten consecutive business days at $3.00 per share, $4.00 per share and $5.00 per share, respectively. At June 30, 1997, the Company has reserved 1,919,374 shares of its common stock for issuance in connection with warrants.

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

The Company's incentive stock option plan (the Plan) has authorized the grant of up to 600,000 shares of the Company's common stock. Under the Plan, employees, officers and directors, consultants and advisors to the Company are eligible to receive incentive stock options or options that do not qualify as incentive options. Incentive options granted under the Plan are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the common stock on the date of the grant, except that the term of an incentive option granted to a stockholder owing more than 10% of the outstanding common stock may not exceed five years, and its exercise price may not be less than 110% of the fair market value of the common stock on the date of the grant. The provisions of the Plan also provide for the automatic grant of stock options to purchase shares of common stock to directors of the Company who are not employees or principal stockholders of the Company.

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  STOCKHOLDERS' EQUITY, CONTINUED

A summary of stock option transactions under the Plan is as follows:

                                              Shares        Price
                                             ---------  -------------

     Options outstanding at June 30, 1995     117,400    6.00 to 6.25
       Granted                                285,000   1.375 to 6.25
       Exercised                             (100,000)           5.56
       Canceled or expired                   (132,400)  1.375 to 6.25
                                             --------
     Options outstanding at June 30, 1996     170,000    2.00 to 6.25
       Granted                                269,000   1.375 to 3.50
       Exercised                                   --
       Canceled or expired                    (37,000)   1.69 to 6.00
                                             --------
     Options outstanding at June 30, 1997     402,000    1.69 to 6.25
                                             ========

Options to acquire 351,000 shares of the common stock of the Company were exercisable at June 30, 1997. The weighted average exercise price at June 30, 1997 was $3.78 per share.

Had compensation cost for the Plan been determined based upon the fair value of the options and warrants at the grant dates consistent with the methodology from SFAS No. 123, the Company's net loss and net loss per share would have been changed to the proforma amounts below:

                                    1997          1996
                                ------------  ------------

     Net loss      As reported  $(2,107,182)  $(2,741,716)
                   Proforma      (2,144,702)   (2,898,466)

     Net loss
      per share    As reported         (.64)        (1.22)
                   Proforma            (.66)        (1.29)

The fair value of each option is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0%, risk free rates of 7%, volatility of .1%, and an expected life of 10 years. The weighted average fair value per option and warrant share calculated under this method was $.08 for 1997 grants and $.55 for 1996 grants.

                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  PARENT COMPANY ONLY FINANCIALS

                          GOLF TRAINING SYSTEMS, INC.
                                 BALANCE SHEET
                                 JUNE 30, 1997

                                  ASSETS
Current assets:
 Cash and cash equivalents                                                 $    74,047
 Receivables, net                                                              646,457
 Inventories                                                                   329,141
 Prepayments                                                                    38,814
                                                                           -----------
  Total current assets                                                       1,088,459
Net property and equipment                                                     171,036
Other assets:
 Investment in STS                                                             930,772
 Intangible assets, net                                                      1,519,712
 Other                                                                           6,523
                                                                           -----------
Total Assets                                                               $ 3,716,502
                                                                           ===========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                          $   126,535
 Other accrued expenses                                                        184,188
                                                                           -----------
  Total current liabilities                                                    310,723
Stockholders' equity:
 Preferred Stock, no par value; 3,000,000 shares authorized;
  Series A, $.01 par value;  600 shares authorized, 160.5 shares issued      1,605,000
 Common Stock, $.01 par value, 10,000,000 shares authorized;
  3,689,305 shares issued                                                       36,893
 Paid-in capital                                                            11,138,464
 Accumulated deficit                                                        (9,374,578)
                                                                           -----------
  Total stockholders' equity                                                 3,405,779
                                                                           -----------
Total Liabilities and Stockholders' Equity                                 $ 3,716,502
                                                                           ===========


                            STATEMENTS OF OPERATIONS


                                                              Years ended June 30,
                                                           --------------------------
                                                               1997          1996
                                                           ------------  ------------

Net sales                                                  $ 2,625,026   $ 1,428,173
Cost of Sales                                                1,666,059     1,094,333
                                                           -----------   -----------
 Gross margin                                                  958,967       333,840
Operating Expenses:
 Selling and marketing                                       1,230,440     1,290,722
 General and administrative                                  1,104,220     1,337,095
 Depreciation and amortization                                 271,248       280,880
 Research and development                                        6,909        28,089
                                                           -----------   -----------
  Total operating expenses                                   2,612,817     2,936,786
                                                           -----------   -----------
Operating loss                                              (1,653,850)   (2,602,946)
 Equity in loss of subsidiary (discontinued operations)       (512,620)     (221,608)
 Other income (expense)                                         59,288        82,838
                                                           -----------   -----------
Net Loss                                                   $(2,107,182)  $(2,741,716)
                                                           ===========   ===========


                  GOLF TRAINING SYSTEMS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.  PARENT COMPANY ONLY FINANCIALS, CONTINUED

                            STATEMENTS OF CASH FLOWS

                                                          Years ended June 30,
                                                       --------------------------
                                                           1997          1996
                                                       ------------  ------------
Cash flows from operating activities:
 Net loss                                              $(2,107,182)  $(2,741,716)
 Equity in loss of subsidiary                              512,620       221,608
 Depreciation and amortization                             347,491       318,232
 Issuance of common stock and warrants
  for services                                               1,367       307,000
 Changes in operating assets and liabilities:
   Receivables                                            (346,515)     (125,551)
   Inventories                                             101,000      (204,294)
   Prepayments and other assets                             24,593        18,978
   Accounts payable                                       (155,041)      188,578
   Accrued expenses and other liabilities                   71,506        34,624
                                                       -----------   -----------
  Net cash used by operating activities                 (1,550,161)   (1,982,541)

Cash flows from investing activities:
 Purchase of equipment and leasehold improvements          (51,977)     (142,716)
 Investment in STS                                              --    (1,800,000)
 Payments for patents and trademarks and other              (1,448)      (35,202)
                                                       -----------   -----------
  Net cash used by investing activities                    (53,425)   (1,977,918)

Cash flows from financing activities:
 Proceeds from sale of stock, net of issuance costs             --     3,729,914
 Proceeds from sale of warrants                                 --       250,000
                                                       -----------   -----------
  Net cash provided by financing activities                     --     3,979,914
                                                       -----------   -----------
Net increase in cash and cash equivalents               (1,603,586)       19,455
Cash and cash equivalents at beginning of period         1,677,633     1,658,178
                                                       -----------   -----------
Cash and cash equivalents at end of period             $    74,047   $ 1,677,633
                                                       ===========   ===========