Form 10QSB
period 1997-09-30
GOLF TRAINING SYSTEMS INC
filed 1997-11-13
CIK 879712

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

                                   (Mark One)


[ X ] Quarterly Report Under Section 13 or 15(d ) of the Securities Exchange Act
      of 1934 For the Period Ended September 30, 1997
                                       or

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

Common Stock, $.01 Par Value - 3,720,886 shares as of October 10, 1997.

                                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           GOLF TRAINING SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets

                                                                        September 30,              June 30,
                                                                            1997                     1997
                                                                        ------------           -------------
                                                                        (Unaudited)                (Note)
                            ASSETS
Current Assets:
   Cash and cash equivalents .......................................... $    145,666           $      74,047
   Receivables, net ...................................................      217,507                 247,289
   Inventories ........................................................      310,476                 329,141
   Prepayments ........................................................       64,977                  38,814
                                                                        ------------           -------------

   Total Current Assets ...............................................      738,626                 689,291

Equipment and Improvements, net .......................................      147,690                 171,036

Other Assets:
   Patents, trademarks and license agreements, net ....................      104,891                 114,488
   Goodwill, net ......................................................    1,356,768               1,405,224
   Net assets of discontinued operations ..............................    1,304,655               1,329,940
   Other ..............................................................        5,650                   6,523
                                                                        ------------           -------------

                                                                        $  3,658,280           $   3,716,502
                                                                        ============           =============

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts payable ................................................... $    392,847           $     126,535
   Accrued expenses ...................................................      254,856                 184,188
                                                                        ------------           -------------

   Total Current Liabilities ..........................................      647,703                 310,723

Stockholders' Equity:
   Preferred stock, $.01 par value;
     3,000,000 shares authorized:
       Series A, 600 shares authorized,
       160.5  shares issued ...........................................    1,605,000               1,605,000
       Series B, 50 shares authorized,
       8 shares issued ................................................      200,000                      --
   Common stock, $.01 par value;
     10,00,000 shares authorized; 3,689,305 shares issued .............       36,893                  36,893
   Additional paid-in capital .........................................   11,118,464              11,138,464
   Accumulated deficit ................................................   (9,949,780)             (9,374,578)
                                                                        -------------          -------------
   Total Stockholders' Equity .........................................    3,010,577               3,405,779
                                                                        ------------           -------------

                                                                        $  3,658,280           $   3,716,502
                                                                        ============           =============

Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                           GOLF TRAINING SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                        September 30,
                                                                                 ---------------------------
                                                                                     1997            1996
                                                                                 ------------    -----------
Net sales ...................................................................... $    435,951    $   286,190
Cost of sales ..................................................................      319,944        222,264
                                                                                 ------------    -----------

Gross margin ...................................................................      116,007         63,926

Operating expenses:
   Selling and marketing .......................................................      294,112        319,307
   General and administrative ..................................................      330,918        311,653
                                                                                 ------------    -----------
                                                                                      625,030        630,960
                                                                                 ------------    -----------
   Operating loss ..............................................................     (509,023)      (567,034)

Other income (expense) .........................................................        4,458         36,746
                                                                                 ------------    -----------

Net loss from continuing operations ............................................     (504,565)      (530,288)

Loss from discontinued operations ..............................................      (70,637)      (253,478)
                                                                                 ------------   -------------

Net Loss ....................................................................... $   (575,202)  $   (783,766)
                                                                                 ============   =============

Net loss per share:
   Continuing operations .......................................................    $    (.14)     $    (.18)
   Discontinued operations .....................................................         (.02)          (.08)
                                                                                    ----------     ----------
                                                                                    $    (.16)     $    (.26)
                                                                                    ==========     ==========

Weighted average common shares .................................................    3,689,305      2,971,980
                                                                                  ===========    ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           GOLF TRAINING SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          Three Months Ended September 30,
                                                                       -------------------------------------
                                                                            1997                    1996
                                                                       -------------           -------------
Cash flows used in operating activities .............................. $    (107,363)          $    (659,388)

Cash flows used in investing activities ..............................        (1,018)               (165,958)

Cash flows from financing activities .................................       180,000                      --
                                                                       -------------           -------------

   Net increase (decrease) in cash and cash equivalents ..............        71,619                (825,346)

Cash and cash equivalents at beginning of period .....................        74,047               2,009,820
                                                                       -------------           -------------

Cash and cash equivalents at end of period ........................... $     145,666           $   1,184,474
                                                                       =============           =============

The  accompanying   notes  are  an  integral  part  of  the  condensed
consolidated financial statements.

                           GOLF TRAINING SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

     1. Basis of Presentation The accompanying unaudited condensed financial statements of Golf Training Systems, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

     2. Inventories The components of inventory consist of the following:

                                                      September 30,         June 30,
                                                          1997                1997
                                                    ---------------     ---------------
                  Raw materials                     $       149,028     $       133,592
                  Finished goods                            161,448             195,549
                                                    ---------------     ---------------

                                                    $       310,476     $       329,141
                                                    ===============     ===============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales (gross sales less returns and allowances) for the three month period ended September 30, 1997 increased to $435,951 from $286,190 for the three month period ended September 30, 1996, an increase of approximately 52%. The backlog of unshipped orders at September 30, 1997 was approximately $207,000.

Gross margins continue to improve to approximately 27% in the three month period ended September 30, 1997, as compared to approximately 22% in the three month period ended September 30, 1996. These changes reflect the impact of the increased sales of other new higher margin products as well as continued efforts to achieve the best possible purchase price for inventory items.

Selling and marketing expenses and general and administrative expenses decreased slightly (1%)to $625,030 for the three months ended September 30, 1997 from $630,960 for the three months ended September 30, 1996 reflecting the effort of the Company to manage its overhead expense level to achieve more efficiency and profitability.

At June 30, 1997, management determined that its Sports Training Systems (STS) operations should be classified as a discontinued operation. (See Note 2 to the consolidated financial statements included in the Company's annual report on Form 10-KSB at June 30, 1997). Management's decision to cease operations was the result of an alleged breach of contract by Biosports, LLC, the licensor of certain motion capture technology that STS intended to develop and market for golf and other applications. The loss from discontinued operations decreased from $253,478 for the three months ended September 30, 1996 to $70,637 for the three months ended September 30, 1997 as the Company continued to shut down the operations. Expenses for the three months ended September 30, 1997 relate primarily to amortization of certain assets and legal costs.

The Company reduced its net loss to $575,202 ($.16 per share) for the three month period ended September 30, 1997 from a net loss of $783,766 ($.26 per share) for the three month period ended September 30, 1996. The net loss and net loss per share amounts primarily reflect the increased gross margins and reduction of STS expenses.


Liquidity and Sources of Capital

At September 30, 1997, the Company had working capital of $90,923, including $145,666 of cash and cash equivalents. The Company had a negative cash flow from operations of $107,363 for the three month period ended September 30, 1997 and a negative cash flow from operations of $659,388 for the three month period ended September 30, 1996. The reduction in the negative cash flow from operations reflects the increased gross margins and reduced expenses discussed above. The Company has also accumulated a significant deficit during the period of fully developing its product lines and requires additional financing to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking additional funds through private financings in order to continue operations. There can be no assurance that any such financings can be accomplished.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

There have been no changes in pending legal proceedings to which the Company is a party or of which any of their property is subject from the items disclosed in the Annual Report on Form 10-KSB for the year ended June 30, 1997.

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

                  None

               (b)          Reports on Forms 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GOLF TRAINING SYSTEMS, INC.
                                                           (Registrant)



Date          November 13, 1997                         /s/ Daniel A. Gordon
    ----------------------------------------      ------------------------------
                                                           Daniel A. Gordon
                                                        Chief Executive Officer