Form 10QSB
period 1997-12-31
GOLF TRAINING SYSTEMS INC
filed 1998-02-17
CIK 879712

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

                                   (Mark One)


[X] Quarterly Report Under Section 13 or 15(d ) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1997 or

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

Common Stock, $.01 Par Value - 3,933,104 shares as of January 31, 1998.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           GOLF TRAINING SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets

                                                                        December 31,               June 30,
                                                                            1997                     1997
                                                                        ------------           -------------
                                                                         (Unaudited)                (Note)
                            ASSETS
Current Assets:
   Cash and cash equivalents .......................................... $    236,140           $      74,047
   Receivables, net ...................................................      277,826                 247,289
   Inventories ........................................................      268,451                 329,141
   Prepayments and other ..............................................      236,154                  38,814
                                                                        ------------           -------------

   Total Current Assets ...............................................    1,018,571                 689,291

Equipment and Improvements, net .......................................      132,717                 171,036

Other Assets:
   Patents, trademarks and license agreements, net ....................       90,924                 114,488
   Goodwill, net ......................................................    1,308,311               1,405,224
   Net assets of discontinued operations ..............................    1,279,396               1,329,940
   Other ..............................................................        5,650                   6,523
                                                                        ------------           -------------

                                                                        $  3,835,569           $   3,716,502
                                                                        ============           =============

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts payable ................................................... $    150,435           $     126,535
   Notes payable ......................................................      800,000                      --
   Accrued expenses ...................................................      318,747                 184,188
                                                                        ------------           -------------

   Total Current Liabilities ..........................................    1,269,182                 310,723

Stockholders' Equity:
   Preferred stock, $.01 par value;
     3,000,000 shares authorized:
       Series A, 600 shares authorized,
       106 shares issued ..............................................    1,060,000               1,605,000
       Series B, 50 shares authorized,
       8 shares issued ................................................      200,000                      --
   Common stock, $.01 par value; 10,000,000
     shares authorized; 3,913,582 shares issued .......................       39,136                  36,893
   Additional paid-in capital .........................................   11,828,693              11,138,464
   Accumulated deficit ................................................  (10,561,442)             (9,374,578)
                                                                        -------------          -------------
   Total Stockholders' Equity .........................................    2,566,387               3,405,779
                                                                        ------------           -------------

                                                                        $  3,835,569           $   3,716,502
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

                           GOLF TRAINING SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     Three Months Ended               Six Months Ended
                                                        December 31,                     December 31,
                                                 --------------------------      ---------------------------
                                                     1997           1996             1997            1996
                                                 -----------    -----------      ------------    -----------
                                                                   (Note)                           (Note)
Net sales ...................................... $   571,096    $   771,253      $  1,007,048    $ 1,057,443
Cost of sales ..................................     365,196        478,574           685,141        700,838
                                                 -----------    -----------      ------------    -----------

Gross margin ...................................     205,900        292,679           321,907        356,605

Operating expenses:
   Selling and marketing .......................     287,327        343,685           596,542        662,991
   General and administrative ..................     382,766        367,123           695,742        677,860
   Research and development ....................       6,746            277             9,585          1,194
                                                 -----------    -----------      ------------    -----------

                                                     676,839        711,085         1,301,869      1,342,045
                                                 -----------    -----------      ------------    -----------

   Operating loss ..............................    (470,939)      (418,406)         (979,962)      (985,440)

Other income (expense) .........................       9,978         13,930            14,435         50,676
                                                 -----------    -----------      ------------    -----------

   Loss from continuing operations .............    (460,961)      (404,476)         (965,527)      (934,764)

Loss from discontinued operations ..............    (150,700)      (120,787)         (221,337)      (374,265)
                                                 ------------   ------------     -------------   ------------

Net loss ....................................... $  (611,661)  $   (525,263)     $ (1,186,864)  $ (1,309,029)
                                                 ============  =============     =============  =============

Basic net loss per share:
   Continuing operations .......................      $ (.12)        $ (.13)            $(.26)        $ (.29)
   Discontinued operations .....................        (.04)          (.04)             (.05)           (12)
                                                      -------        -------           -------        -------
                                                     $  (.16)        $ (.17)           $ (.31)         $(.41)
                                                     ========        =======           =======        =======

Weighted average common shares .................    3,866,475      3,073,484         3,783,693      3,176,509
                                                    =========      =========         =========      =========

Note: The statements of operations for the three and six month periods ended December 31, 1996 have been restated from previously reported amounts to reflect the discontinued operations. See Note 2 to the Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-KSB.

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           GOLF TRAINING SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                            Six Months Ended December 31,
                                                                       -------------------------------------
                                                                            1997                    1996
                                                                       -------------           -------------
Cash flows used in operating activities .............................. $    (771,627)          $  (1,281,268)

Cash flows used in investing activities ..............................        (7,877)               (323,053)

Cash flows from financing activities .................................       941,597                      --
                                                                       -------------           -------------

   Net increase (decrease) in cash and cash equivalents ..............       162,093              (1,604,321)

Cash and cash equivalents at beginning of period .....................        74,047               2,009,820
                                                                       -------------           -------------

Cash and cash equivalents at end of period ........................... $     236,140           $     405,499
                                                                       =============           =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           GOLF TRAINING SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

1. Basis of Presentation The accompanying unaudited condensed financial statements of Golf Training Systems, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

2. Loss per Share The Company adopted the provisions of Financial Accounting Standards Board Statement No. 128 "Earnings per Share" effective December 31, 1997. Comparable periods in the previous year have been restated to conform to the provisions of this Statement. No diluted loss per share amounts have been presented due to the anti-dilutive nature of all other potential common shares.

3. Inventories The components of inventory consist of the following:

                                                      December 31,          June 30,
                                                          1997                1997
                                                    ---------------     ---------------

                  Raw materials                     $       109,616     $       133,592
                  Finished goods                            158,835             195,549
                                                    ---------------     ---------------

                                                    $       268,451     $       329,141
                                                    ===============     ===============

4. Notes Payable Included in notes payable is a $750,000 advance under a $1,000,000 credit facility with a stockholder which matures with all accrued interest on June 30, 1998. The advance accrues interest at 10% per year and is collateralized by all assets of the Company. The Company also issued to the lender a warrant to purchase up to 1,000,000 shares of the Company's common stock for $.25 per share exercisable through June 30, 1998. The remaining balance of notes payable ($50,000) is a short term note repaid in January 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales (gross sales less returns and allowances) for the three month period ended December 31, 1997 (1998 quarter) decreased to $571,096 from $771,253 for the three month period ended December 31, 1996 (1997 quarter), and to $1,007,048 for the six month period ended December 31, 1997 (1998 year to date) from $1,057,443 for the six month period ended December 31, 1996 (1997 year to date), or decreases of approximately 26% and 4.8%, respectively. Gross margins remained relatively unchanged between the periods.

The decrease in sales in the 1998 quarter resulted from the Company's diminished working capital position which required close management of available cash, thus forcing a reduction in purchasing of higher margin goods during the quarter and year to date. The Company closed a line of credit facility with a stockholder on December 31, 1997 which increased the Company's working capital and facilitated renewed purchasing of goods. The Company continues to focus its resources and efforts on its higher margin products while reducing its investment in low margin products and services.

Selling and marketing expenses and general and administrative expenses decreased slightly (6%) to $670,093 for the 1998 quarter from $710,808 for the 1997 quarter and to $1,292,284 for 1998 year to date from $1,340,851 for 1997 year to date reflecting the effort of the Company to manage its overhead expense level to achieve more efficiency and profitability.

At June 30, 1997, management determined that its Sports Training Systems (STS) operations should be classified as a discontinued operation. (See Note 2 to the consolidated financial statements included in the Company's annual report on Form 10-KSB at June 30, 1997). Management's decision to cease operations was the result of an alleged breach of contract by Biosports, LLC, the licenser of certain motion capture technology that STS intended to develop and market for golf and other applications. The loss from discontinued operations continues to impact the profitability of the Company, however, the losses from the discontinued operations for 1998 year to date decreased to $221,337 from $374,265 for 1997 year to date as the Company continued to shut down the operations. Expenses for 1998 year to date relate primarily to amortization of certain assets and legal costs.

The Company's net loss of $611,661 ($.16 per share) for the 1998 quarter was up slightly from a net loss of $525,263 ($.17 per share) for the 1997 quarter, however, profitability for 1998 year to date was somewhat improved with a lower loss of $1,186,864 ($.31 per share) as compared to 1997 year to date losses of $1,309,029 ($.41 per share).

Liquidity and Sources of Capital

At December 31, 1997, the Company had negative working capital of $250,611, including $236,140 of cash and cash equivalents. Included in notes payable in current liabilities is a $750,000 short term note under a $1,000,000 credit facility with a stockholder of the Company. Under the terms of the agreement and upon the approval of the stockholders to increase the authorized common stock at a special meeting of stockholders to be held early in 1998, at the request of the Company, the lender will advance the additional $250,000. The lender is also required, after the approval above, to exchange the outstanding principal balance under the facility for 50,000 shares of new Series C, par value $10, convertible preferred stock, a five year senior secured note in an amount equal to the then outstanding principal balance less $500,000 and a five year warrant to purchase four million shares of common stock at an exercise price of $.25 per share. After June 30, 1999, the senior secured note may be exchanged for new Series D convertible preferred stock.

The Company had an improvement in its negative cash flows from operations of $771,627 for 1998 year to date from negative cash flows from operations of $1,281,268 for 1997 year to date. The reduction in the negative cash flow from operations reflects continued increased gross margins and reduced expenses. On February 12, 1998, the Company received $418,557 from BioSports, LLC in satisfaction of the award from an arbitration proceeding in favor of its majority owned subsidiary, Sports Training Systems, LLC. However, the Company has also accumulated a significant deficit during the period of fully developing its product lines and may require additional financing to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. If the stockholders approve the increase in authorized common stock, the Company will have available to it an additional $250,000 of debt financing and the possibility of an additional $250,000 of liquidity through the exercise of the lender's warrant.

                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

On November 12, 1997, the Company obtained a favorable ruling in its arbitration proceedings with Biosports, LLC. Under the terms of the award, BioSports is to pay $411,000 in damages to Sports Training Systems, LLC (STS), a majority owned subsidiary of the Company. On February 12, 1998, STS received a payment of
$418,557 which satisfied the award, including post-judgment interest. Additionally, there has been no change in the litigation discussed in Note 2 to the Consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

Item 2.   Changes in Securities.

          (a)     Not applicable.

          (b)     Not applicable.

Item 3.   Defaults Upon Senior Securities.

          (a)     Not applicable.

          (b)     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Not applicable.

Item 5.   Other Information.

          Not applicable.

Item 6.   Other Information.

          (a)     Exhibits.

                   10.      Material Contracts
                            Loan Agreement dated December 31, 1997 with John H. Laeri, Jr.

          (b)     Reports on Forms 8-K

                  The Company filed an 8-K on January 9, 1998 regarding entering into a Short term $1,000,000 secured credit facility.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GOLF TRAINING SYSTEMS, INC.
                                                             (Registrant)



Date          February 16, 1998                          /s/ Daniel A. Gordon
    ----------------------------------------      ------------------------------
                                                           Daniel A. Gordon
                                                      Chief Executive Officer