Form 10QSB
period 1998-03-31
GOLF TRAINING SYSTEMS INC
filed 1998-05-12
CIK 879712

United States
                       Securities and Exchange Commission
                             Washington, D. C. 20549


                                   FORM 10-QSB

                                   (Mark One)


[ X ] Quarterly Report Under Section 13 or 15(d ) of the Securities Exchange
      Act of 1934 For the Period Ended March 31, 1998
                                       or

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

Common Stock, $.01 Par Value - 3,933,104 shares as of March 31, 1998.

                         PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                           GOLF TRAINING SYSTEMS, INC.
                      Condensed Consolidated Balance Sheets

                                                                          March 31,                June 30,
                                                                            1998                     1997
                                                                        ------------           -------------
                                                                         (Unaudited)               (Note)
                            ASSETS

Current Assets:
   Cash and cash equivalents .......................................... $    184,501           $      74,047
   Receivables, net ...................................................      190,844                 247,289
   Inventories ........................................................      166,610                 329,141
   Prepayments and other ..............................................      137,585                  38,814
                                                                        ------------           -------------

   Total Current Assets ...............................................      679,540                 689,291

Equipment and Improvements, net .......................................      116,850                 171,036

Other Assets:
   Patents, trademarks and license agreements, net ....................       81,014                 114,488
   Goodwill, net ......................................................    1,259,856               1,405,224
   Net assets of discontinued operations ..............................      843,146               1,329,940
   Other ..............................................................       15,651                   6,523
                                                                        ------------           -------------

                                                                        $  2,996,057           $   3,716,502
                                                                        ============           =============

             LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities:
   Accounts payable ................................................... $    337,094           $     126,535
   Notes payable ......................................................      750,000                      --
   Accrued expenses ...................................................      143,249                 184,188
                                                                        ------------           -------------

   Total Current Liabilities ..........................................    1,230,343                 310,723

Stockholders' Equity:
   Preferred stock, $.01 par value;
     3,000,000 shares authorized:
       Series A, 600 shares authorized,
       106 shares issued ..............................................    1,060,000               1,605,000
       Series B, 50 shares authorized,
       8 shares issued ................................................      200,000                      --
   Common stock, $.01 par value; 10,000,000
     shares authorized; 3,933,104 shares issued .......................       39,331                  36,893
   Additional paid-in capital .........................................   11,842,038              11,138,464
   Accumulated deficit ................................................  (11,375,655)             (9,374,578)
                                                                        -------------          -------------
   Total Stockholders' Equity .........................................    1,765,714               3,405,779
                                                                        ------------           -------------

                                                                        $  2,996,057           $   3,716,502
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



                           GOLF TRAINING SYSTEMS, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended                Nine Months Ended
                                                         March 31,                        March 31,
                                                 --------------------------       --------------------------
                                                    1998            1997             1998            1997
                                                 -----------    -----------       -----------    -----------
                                                                   (Note)                           (Note)

Net sales ...................................... $   390,488    $   853,001      $  1,397,536    $ 1,910,445
Cost of sales ..................................     293,377        539,365           978,518      1,240,203
                                                 -----------    -----------      ------------    -----------

Gross margin ...................................      97,111        313,636           419,018        670,242

Operating expenses:
   Selling and marketing .......................     352,921        315,054           949,463        978,045
   General and administrative ..................     399,155        332,577         1,094,896      1,010,439
   Research and development ....................      15,290          3,246            24,875          4,440
                                                 -----------    -----------      ------------    -----------

                                                     767,366        650,877         2,069,234      1,992,924
                                                 -----------    -----------      ------------    -----------

   Operating loss ..............................    (670,255)      (337,241)       (1,650,216)    (1,322,682)

Other income (expense) .........................    (102,906)         5,587           (88,470)        56,263
                                                 ------------   -----------      -------------   -----------

   Loss from continuing operations .............    (773,161)      (331,654)       (1,738,686)    (1,266,419)

Loss from discontinued operations ..............     (41,052)       (91,979)         (262,391)      (466,243)
                                                 ------------   ------------     -------------   ------------

Net loss ....................................... $  (814,213)  $   (423,633)     $ (2,001,077)  $ (1,732,662)
                                                 ============  =============     =============  =============

Basic net loss per share:
   Continuing operations .......................   $ (.20)        $ (.10)           $(.45)         $ (.41)
   Discontinued operations .....................     (.01)          (.03)            (.07)           (.14)
                                                   -------        -------           ------         -------
                                                   $ (.21)        $ (.13)           $(.52)         $ (.55)
                                                   =======        =======           ======         =======

Weighted average common shares .................   3,933,104      3,330,186         3,833,496      3,123,961
                                                   =========      =========        ==========      =========

Note:  The  statements of operations  for the three and nine month periods ended
March 31, 1997 have been restated from previously reported amounts to reflect the discontinued operations. See Note 2 to the Consolidated Financial Statements in the Company's 1997 Annual Report on Form 10-KSB.

The accompanying notes are an integral part of the condensed consolidated financial statements.


                           GOLF TRAINING SYSTEMS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                           Nine Months Ended December 31,
                                                                       -------------------------------------
                                                                            1998                    1997
                                                                       -------------           -------------

Cash flows used in operating activities .............................. $    (766,004)          $  (1,427,424)

Cash flows used in investing activities ..............................       (15,485)               (346,761)

Cash flows from financing activities .................................       891,943                      --
                                                                       -------------           -------------

   Net increase (decrease) in cash and cash equivalents ..............       110,454              (1,774,185)

Cash and cash equivalents at beginning of period .....................        74,047               2,009,820
                                                                       -------------           -------------

Cash and cash equivalents at end of period ........................... $     184,501           $     235,635
                                                                       =============           =============

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           GOLF TRAINING SYSTEMS, INC.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)

1. Basis of Presentation The accompanying unaudited condensed financial statements of Golf Training Systems, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended June 30, 1997.

2. Loss per Share The Company adopted the provisions of Financial Accounting Standards Board Statement No. 128 "Earnings per Share" effective December 31, 1997. Comparable periods in the previous year have been restated to conform to the provisions of this Statement. No diluted loss per share amounts have been presented due to the anti-dilutive nature of all other potential common shares.

3. Inventories The components of inventory consist of the following:

                                                        March 31,           June 30,
                                                          1998                1997
                                                    ---------------     ---------------
                  Raw materials                     $        92,458     $       133,592
                  Finished goods                            104,152             195,549
                  Allowances                                (30,000)                 --
                                                    ---------------     ---------------

                                                    $       166,610     $       329,141
                                                    ===============     ===============

4. Notes Payable Notes payable is a $750,000 advance under a $1,000,000 credit facility with a stockholder which matures with all accrued interest on June 30, 1998. The advance accrues interest at 10% per year and is collateralized by all assets of the Company. The Company also issued to the lender a warrant to purchase up to 1,000,000 shares of the Company's common stock for $.25 per share exercisable through June 30, 1998. During April 1998 the remaining $250,000 was advanced to the Company under the line.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales (gross sales less returns and allowances) for the three month period ended March 31, 1998 (1998 quarter) decreased to $390,488 from $853,001 for the three month period ended March 31, 1997 (1997 quarter), and to $1,397,536 for the nine month period ended March 31, 1998 (1998 year to date) from $1,910,445 for the nine month period ended March 31, 1997 (1997 year to date), or decreases of approximately 54% and 27%, respectively.
As a result, gross margins also declined.

The decrease in sales in the 1998 quarter resulted from the Company's diminished working capital position which required close management of available cash, thus forcing a reduction in purchasing of higher margin goods during the quarter and year to date. However, the Company closed a line of credit facility with a stockholder on December 31, 1997 which increased the Company's working capital and facilitated renewed purchasing of goods. While, the Company continues to focus its resources and efforts on its higher margin products while reducing its investment in low margin products and services, gross margins declined from 36.8% for the 1997 quarter to 24.9% for the 1998 quarter and from 35% for the 1997 year to date to 30% for the 1998 year to date. The decline in margins for the 1998 quarter is attributed to lower sales levels in the 1998 quarter and year to date as compared to prior periods as well as the Company's reduction in carrying value of older lower margin items and to maintaining fixed direct labor costs.

Selling and marketing expenses and general and administrative expenses increased 16% to $752,076 for the 1998 quarter from $647,631 for the 1997 quarter and to $2,044,359 for 1998 year to date from $1,988,484 for 1997 year to date reflecting the effort of the Company to manage its overhead expense level to achieve more efficiency and profitability while increasing its investment in advertising and other marketing activities which have a longer term effect or return. General and administrative expenses were above normal levels due to legal expenses related to the closing of the line of credit and litigation costs. Other expenses increased due to amortization of a premium recorded as a result of the warrant issued to the lender of the line of credit.

At June 30, 1997, management determined that its Sports Training Systems (STS) operations should be classified as a discontinued operation. (See Note 2 to the consolidated financial statements included in the Company's annual report on Form 10-KSB at June 30, 1997). Management's decision to cease operations was the result of an alleged breach of contract by Biosports, LLC, the licenser of certain motion capture technology that STS intended to develop and market for golf and other applications. The loss from discontinued operations continues to impact the profitability of the Company, however, the losses from the discontinued operations for 1998 year to date decreased to $262,391 from $466,243 for 1997 year to date as the Company continued to shut down the operations. Expenses for 1998 year to date relate primarily to amortization of certain assets and legal costs.

The Company's net loss of $814,213 ($.21 per share) for the 1998 quarter increased from a net loss of $423,633 ($.13 per share) for the 1997 quarter, and increased for 1998 year to date with a loss of $2,001,077 ($.52 per share) as compared to 1997 year to date losses of $1,732,662 ($.55 per share). These losses are primarily the result of the lower sales and gross margins.


Liquidity and Sources of Capital

At March 31, 1998, the Company had negative working capital of $550,803, including $184,501 of cash and cash equivalents. The notes payable included in current liabilities is a $750,000 short term note under a $1,000,000 credit facility with a stockholder of the Company. During April 1998 the lender advanced the remaining $250,000 under the line. The lender is also required by June 30, 1998, to exchange the outstanding principal balance under the facility for 50,000 shares of new Series C, par value $10, convertible preferred stock, a five year senior secured note in an amount equal to the then outstanding principal balance less $500,000 and a five year warrant to purchase four million shares of common stock at an exercise price of $.25 per share. After June 30, 1999, the senior secured note may be exchanged for new Series D convertible preferred stock.

The Company had an improvement in its negative cash flows from operations of $766,004 for 1998 year to date from negative cash flows from operations of $1,427,424 for 1997 year to date. The reduction in the negative cash flow from operations reflects reduced expenses. On February 12, 1998, the Company received $418,557 from BioSports, LLC in satisfaction of the award from an arbitration proceeding in favor of its majority owned subsidiary, Sports Training Systems, LLC. However, the Company has also accumulated a significant deficit during the period of fully developing its product lines and may require additional financing to achieve profitable operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                           PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.

On November 12, 1997, the Company obtained a favorable ruling in its arbitration proceedings with Biosports, LLC. Under the terms of the award, BioSports was to pay $411,000 in damages to Sports Training Systems, LLC (STS), a majority owned subsidiary of the Company. On February 12, 1998, STS received a payment of
$418,557 which satisfied the award, including post-judgment interest. Additionally, there has been no change in the litigation discussed in Note 2 to the Consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997.

Item 2.   Changes in Securities.

          (a)     Not applicable.

          (b)     Not applicable.

Item 3.   Defaults Upon Senior Securities.

          (a)     Not applicable.

          (b)     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          On April 23, 1998 at a special meeting of the shareholders, a proposal to amend the Company's certificate of incorporation to effect a one for five reverse stock split was approved.

Item 5.   Other Information.

          Not applicable.

Item 6.   Other Information.

          (a)     Exhibits.

                  Exhibit 27  Financial Data Schedule

          (b)     Reports on Forms 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     GOLF TRAINING SYSTEMS, INC.
                                                           (Registrant)



Date     May 12, 1998                                /s/ Daniel A. Gordon
    ----------------------                           --------------------
                                                       Daniel A. Gordon
                                                    Chief Executive Officer